Form 10-Q
period 1997-03-01
GENERAL CIGAR HOLDINGS INC
filed 1997-04-15
CIK 1029456

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                   ---------------

                                       FORM 10Q
                                   Quarterly Report
                       Pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

---------------                                             --------------------
For the 13 Weeks Ended                                           Commission File
MARCH 1, 1997                                                     NO. 33-18791



                             GENERAL CIGAR HOLDINGS, INC.
                             ----------------------------
                (Exact name of registrant as specified in its charter)




NEW YORK                                                              13-3922128
(state or other jurisdiction of incorporation                      (IRS Employer
or organization)                                          Identification Number)


387 PARK AVENUE SOUTH, NEW YORK, NEW YORK                             10016-8899
(Address of principal executive offices)                              (Zip code)


Registrant's Telephone Number including Area Code                 (212) 448-3800

Former name, former address and former fiscal year,
if changed since last report                                      Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes     X           No
                                               ------------       ------------



     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 31, 1997:  26,987,182

                             GENERAL CIGAR HOLDINGS, INC.
                             ----------------------------
                                       Form 10Q





PART I  FINANCIAL INFORMATION


    Consolidated Statement of Operations
    13 Weeks Ended
    March 1, 1997 and March 2, 1996...........................................3


    Consolidated Balance Sheet
    March 1, 1997 and November 30, 1996 ......................................4

    Consolidated Statement of Cash Flows
     13 Weeks Ended
    March 1, 1997 and March 2, 1996...........................................5

    Notes to Consolidated Financial Statements.............................6-11

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................12-13



SIGNATURES...................................................................14

                             GENERAL CIGAR HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (dollars in thousands except per share data)
                                     (unaudited)





                                                          13 WEEKS ENDED
                                                      ---------------------
                                                      MARCH 1,      MARCH 2,
                                                        1997           1996
                                                        ----           ----
Net sales and other revenue                           $49,798        $28,832
Cost of goods sold                                     27,515         16,242
                                                      -------        -------
Gross profit                                           22,283         12,590

Selling, general and administrative expenses           14,428          8,586
                                                      -------        -------
Operating profit                                        7,855          4,004

Nonoperating income                                       317            162
Interest expense                                        1,274            262
                                                      -------        -------
Income before income taxes                              6,898          3,904
Income tax provision                                    2,621          1,509
                                                      -------        -------
Net income                                            $ 4,277        $ 2,395
                                                      -------        -------
                                                      -------        -------

Pro forma net income per common share                 $  0.15        $  0.08
                                                      -------        -------
                                                      -------        -------

Pro forma weighted average common shares
   and equivalents outstanding                     28,200,000     28,200,000
                                                   ----------     ----------
                                                   ----------     ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GENERAL CIGAR HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEET
                                (dollars in thousands)





                                                    MARCH  1,   NOVEMBER 30,
                                                        1997           1996
                                                        ----           ----
                                                 (UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents                         $    6,061     $      409
Receivables, less allowance of $514  (1996 - $482)    32,086         31,295
Inventories                                           64,135         53,702
Other current assets                                   4,537          3,673
                                                      ------         ------
Total current assets                                 106,819         89,079

Property and equipment, net                           57,790         52,507
Intangible assets, net                                70,617              -
Other assets                                           5,381          3,456
                                                      ------         ------

Total assets                                        $240,607       $145,042
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND CULBRO INVESTMENT
Current Liabilities
Accounts payable and accrued liabilities            $ 21,257       $ 22,827
Long-term debt due within one year                    75,499          1,131
Income taxes                                           2,396              -
                                                      ------         ------
Total current liabilities                             99,152         23,958

Long-term debt                                        66,551         11,079
Accrued retirement benefits                           15,760         12,525
Deferred income taxes                                  6,770          1,057
Other noncurrent liabilities                           4,610          2,704
                                                      ------         ------
Total liabilities                                    192,843         51,323

Culbro Investment                                     47,764         93,719
                                                      ------         ------

Total liabilities and Culbro Investment             $240,607       $145,042
                                                    --------       --------
                                                    --------       --------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            GENERAL CIGAR HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                              (dollars in thousands)
                                    (unaudited)




                                                                     13 WEEKS ENDED
                                                                --------------------
                                                                MARCH 1,    MARCH 2,
                                                                   1997        1996
                                                                   ----        ----
OPERATING ACTIVITIES:
--------------------
Net income                                                      $ 4,277    $  2,395
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
Depreciation and amortization                                       867         801
Changes in assets and liabilities, net of Villazon Acquisition and Liability Assumption (see Note 6):
Decrease in accounts receivable                                   5,134       6,142
Increase in inventories                                          (3,969)     (6,088)
Decrease in accounts payable and accrued liabilities             (4,879)     (7,455)
Increase (decrease) in deferred income taxes                        490      (1,064)
Other, net                                                        1,298        (118)
                                                                 ------       ------
Net cash provided by (used in) operating activities               3,218      (5,387)
                                                                 ------       ------


INVESTING ACTIVITIES:
--------------------
Acquisition of Villazon, net of cash acquired                   (56,243)          -
Additions to property and equipment                              (1,932)     (1,952)
                                                                --------    --------
Net cash used in investing activities                           (58,175)     (1,952)
                                                                --------    --------

FINANCING ACTIVITIES:
--------------------
Net transactions with Culbro, excluding Liability
   Assumption (see Note 6)                                         (215)      7,267
Increase in debt, principally from Villazon
  Acquisition in 1997                                            62,450         273
Payments of debt                                                   (180)       (147)
Other, net                                                       (1,446)          -
                                                                --------    -------
Net cash provided by financing activities                        60,609       7,393
                                                                --------    -------
Net increase in cash and cash equivalents                         5,652          54
Cash and cash equivalents at beginning of period                    409         322
                                                                -------     -------
Cash and cash equivalents at end of period                      $ 6,061     $   376
                                                                -------     -------
                                                                -------     -------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GENERAL CIGAR HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands except per share data)
                                     (unaudited)





1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

         The unaudited financial statements of General Cigar Holdings, Inc. (the "Company") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). The accompanying financial statements should be read in conjunction with the Company's 1996 financial statements included in Form S-1, as filed with the Securities and Exchange Commission on February 26, 1997, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods reported herein have been reflected.
         The results of operations for the quarter ended March 1, 1997 are not necessarily indicative of the results to be expected for the full year.
         The Company was formed on December 12, 1996. Up until the Company's initial public offering (See Note 2) on February 28, 1997, the Company was a wholly owned subsidiary of Culbro Corporation ("Culbro"). The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries General Cigar Co., Inc. ("General Cigar"), Club Macanudo, Inc. ("Club Macanudo"), 387 PAS Corp. ("387 PAS") and GCH Transportation, Inc., a non-operating entity which owns certain of the Company's transportation equipment. Club Macanudo and 387 PAS were not material to the Company's results of operations in any of the periods presented. All of these businesses and assets, and certain liabilities, were transferred to the Company by Culbro pursuant to a Distribution Agreement among the Company, Culbro, and Culbro's wholly owned subsidiary, Griffin Land & Nurseries, Inc. ("Griffin"). Prior to March
    18, 1997, Griffin was known as Culbro Land Resources, Inc.

    INVENTORIES

         The Company's inventories are stated at the lower of cost or market using the average cost method. Raw materials include tobacco in the process of aging, a substantial amount of which will not be used or sold within one year. It is industry practice to include such inventories in current assets. Raw materials also include tobacco in bond which is subject to customs duties payable upon withdrawal from bond. Following industry practice, the Company does not include such duties in inventories until paid.

    PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes.

    REVENUE RECOGNITION

         Sales and the related cost of sales are recognized upon shipment of products. The Company generally accepts returns of cigars that are stale or damaged in transit. Sales revenue is recorded net of anticipated returns based on historical experience. Sales returns are not material.

    ADVERTISING AND PROMOTION EXPENSE

         Advertising and promotion costs are expensed when incurred. Production costs of future media advertising are deferred until the advertising first occurs.

    EARNINGS PER SHARE

         For the periods presented herein, the Company was a wholly owned subsidiary of Culbro. Accordingly, earnings per share are presented on a pro forma basis.
         Pro forma net income per common share in the 1997 quarter, and in the 1996 quarter, was computed assuming that the Company's Class B common shares outstanding, which totaled 20,087,182, plus related stock options, and the Company's 6,900,000 Class A shares outstanding at the Offering date were all outstanding at the beginning of these respective quarters. The options included in these calculations were based on the treasury stock method.


    RECENTLY ISSUED ACCOUNTING STANDARDS

          In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). This Statement requires that long-lived assets and certain intangibles held and used by a business entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Prior to the issuance of this Statement the Company periodically reviewed its long-lived assets considering future performance of those assets and the need for adjustments to their carrying values. The Company has adopted SFAS No. 121 and performs such reviews in accordance with the methods prescribed by this Statement.
         In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a fair value method of accounting for, or disclosing, stock-based compensation plans. The Company intends to adopt the disclosure provisions of this standard which require disclosing the pro forma effect on net income and earnings per share of the fair value method of accounting for stock-based compensation. The adoption of the disclosure provisions will not affect consolidated financial condition, results of operations, or cash flows.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, depreciation and amortization, employee benefit plans, taxes, and contingencies, among others.


2.  STOCK OFFERING

         On February 28, 1997, the Company sold 6.9 million shares of its Class A Common Stock in an initial public offering (the "Offering"), reflecting approximately 26% of its common equity ownership. The net proceeds from the Offering, after underwriters' discounts and commissions and estimated other expenses, were approximately $113 million and were received on March 5, 1997 (subsequent to the end of the first quarter). The proceeds were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon Acquisition (see Notes 3 and 4). Each share of Class A Common Stock entitles its holder to one vote. Culbro owns the remaining equity ownership of the Company in the form of Class B Common Stock, which entitles its holder to ten votes for each share. Accordingly, Culbro holds approximately 97% of the combined voting power of the Company's outstanding common stock.


3.  VILLAZON ACQUISITION

         On January 21, 1997, the Company completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C. V., a Honduran corporation (collectively "Villazon"), for approximately $80.6 million consisting of $90.5 million of purchase price and direct acquisition costs less $9.9 million of cash acquired at closing. Cash paid to the sellers was $64.6 million and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition is accounted for using the purchase method of accounting. Cost in excess of net assets acquired, primarily trade names and other intangible assets, is approximately $70 million (see unaudited pro forma condensed financial information in Note
    4). The Company entered into a Credit Agreement to finance the acquisition. Proceeds from the Offering were used to reduce amounts outstanding under the Credit Agreement and to repay $14.4 million of the seller notes. The remaining $10 million of seller notes bear interest at prime plus 1/2% and are due January 2002.


4.  CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION

          The following consolidated condensed unaudited pro forma financial statement of operations reflects the Villazon Acquisition, including the associated borrowings to finance the acquisition, the Liability
     Assumption (see Note 6) and the Offering as if these transaction were completed at the beginning of the respective periods. The unaudited consolidated condensed pro forma balance sheet reflects the effect of the Offering as if it had taken place at the balance sheet date. The Villazon Acquisition and the Liability Assumption are already reflected in the Company's balance sheet at March 1, 1997. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations and financial position that actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.



         CONSOLIDATED CONDENSED PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

                                                      13 WEEKS ENDED,
                                                 --------------------------
                                                 MARCH 1,         MARCH 2,
                                                    1997             1996
                                                    ----             ----
         Net sales                               $55,390           $35,282
                                                 -------           -------
         Operating profit                          8,974             5,429
         Other nonoperating income                   317               162
         Interest expense                            550               657
                                                 -------           -------
         Income before taxes                       8,741             4,934
         Income tax expense                        3,340             1,911
                                                 -------           -------
         Net income                              $ 5,401           $ 3,023
                                                 -------           -------
                                                 -------           -------
         Net income per common share             $  0.19           $  0.11
                                                 -------           -------
                                                 -------           -------
         Weighted average common shares
           and equivalents outstanding        28,200,000        28,200,000
                                              ----------        ----------
                                              ----------        ----------



         CONSOLIDATED CONDENSED PRO FORMA BALANCE SHEET (UNAUDITED)

                                                                    MARCH 1,
                                                                       1997
                                                                      -----
         Current assets                                            $106,819
         Property and equipment, net                                 57,790
         Intangible assets                                           70,617
         Other assets                                                 5,381
                                                                   --------
         Total assets                                              $240,607
                                                                   --------
                                                                   --------
         Current liabilities                                       $ 24,782
         Long-term debt                                              27,921
         All other noncurrent liabilities                            27,140
                                                                   --------
         Total liabilities                                           79,843
         Shareholders' equity                                       160,764
                                                                   --------
         Total liabilities and shareholders' equity                $240,607
                                                                   --------
                                                                   --------

5.  LONG-TERM DEBT

          On January 21, 1997, the Company entered into a Credit Agreement with certain banks which provided financing of $120 million principally for the Villazon Acquisition and repayment of Culbro's general corporate debt. The Credit Agreement, which expires in January 2000, included a $60 million term loan and a revolving credit facility of $60 million. Subsequent to the end of the quarter, net proceeds of approximately $113 million were received from the Offering and used to repay the term loan and amounts outstanding under the revolving credit facility. After the Offering, the commitment under the revolving credit facility is $50 million. In accordance with the terms of the Credit Agreement, borrowings under the revolving credit facility bear interest, at the Company's option, of either (1) 1% above the prime rate, (2) the Eurodollar rate plus 0.75% or (3) a combination thereof. The Company pays a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility. The Credit Agreement includes limitations on indebtedness, investments and other significant transactions, as defined.


6.  RELATED PARTY TRANSACTIONS

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The consolidated statement of operations reflects general and administrative expenses of approximately $1.8 million in the 1997 first quarter and $1.6 million in the 1996 first quarter, allocated by Culbro to the Company for services performed by Culbro. The charges were based principally on the Company's proportionate share of expenses relating to the Culbro corporate activities associated with the Company's operations and are considered by management to be reasonable.

    CULBRO INVESTMENT

         Changes in the Culbro Investment account are summarized as follows:

                                                            13 WEEKS ENDED,
                                                      -------------------------
                                                        MARCH  1,      MARCH 2,
                                                            1997          1996
                                                        -------        -------
         Balance beginning of period                    $93,719        $66,095
         Net income                                       4,277          2,395
                                                        -------        -------
                                                         97,996         68,490
                                                        -------        -------
         Transactions with Culbro:
         Liability Assumption (see below)               (50,017)             -
         Net operating cash flow transferred (to)
              from Culbro                                (4,640)         4,126
         Allocated Culbro general and administrative
              expenses                                    1,804          1,632
         Intercompany income taxes                        2,621          1,509
                                                        -------        -------
         Total transactions with Culbro, net            (50,232)         7,267
                                                        -------        -------
         Balance end of period                          $47,764        $75,757
                                                        -------        -------
                                                        -------        -------

          On February 27, 1997, pursuant to the Distribution Agreement, the Company consummated the Liability Assumption, in which the Company assumed Culbro liabilities of approximately $50 million, including principally Culbro's general corporate debt, accrued retirement obligations, accounts payable and other items.

7.  SUPPLEMENTAL FINANCIAL INFORMATION

    INVENTORIES

            Inventories consist of:
                                                      MARCH 1,    NOVEMBER 30,
                                                         1997            1996
                                                     --------        --------
            Raw materials and supplies               $ 46,248        $ 43,704
            Work-in-process                             4,983           4,529
            Finished goods                             12,904           5,469
                                                     --------        --------
                                                     $ 64,135        $ 53,702
                                                     --------        --------
                                                     --------        --------

    PROPERTY AND EQUIPMENT

            Property and equipment consist of:
                                                   MARCH 1,     NOVEMBER 30,
                                                       1997             1996
                                                      -----             ----
              Land                                 $  2,479         $  2,534
              Buildings                              61,068           58,225
              Machinery and equipment                38,220           33,470
                                                     ------        ---------
                                                    101,767           94,229
               Accumulated depreciation             (43,977)         (41,722)
                                                   --------        ---------
                                                  $  57,790        $  52,507
                                                   --------        ---------
                                                   --------        ---------

    CASH FLOW

         The cash and noncash activities related to the Villazon Acquisition are summarized as follows:


              Estimated fair values of net assets acquired       $90,520
              Notes issued to sellers                            (24,370)
                                                                 --------
              Payments in connection with the acquisition         66,150
              Cash acquired                                       (9,907)
                                                                 --------
              Payments in connection with acquisition,
                  net of cash acquired                           $56,243
                                                                 -------
                                                                 -------

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $3.2 million in the 1997 first quarter compared to net cash of $(5.4) million used in operations in the 1996 first quarter. The cash generated in 1997 reflected principally the higher earnings, a lower increase in inventories and a lower reduction in accounts payable compared to the 1996 quarter. Investing activities in the 1997 quarter reflected the acquisition cost of Villazon, excluding the portion financed with seller notes. The financing activities reflected the bank borrowings used to finance the Villazon Acquisition.
    The Company expects that it will make capital expenditures in excess of $10.0 million in fiscal 1997, $5.0 million of which will be made in connection with the expansion of its premium cigar manufacturing facilities. The Company has continued to increase its inventory of long filler tobacco needed for making premium cigars.
    On March 5, 1997, the Company received approximately $113 million of net proceeds from the Offering completed on February 28, 1997. The proceeds were used to repay bank borrowings that had been used to fund the Villazon Acquisition and the assumed Culbro general corporate debt, and to repay certain of the Villazon seller notes. Immediately following such debt repayments, the Company's total outstanding debt was approximately $29 million, consisting principally of $10 million of seller notes related to the Villazon Aquisition, mortgage and equipment financing of $12 million and $7 million remaining on the bank credit agreement, which was subsequently repaid from the Company's cash flow. The Company has available $50 million under the three-year revolving bank credit agreement which it entered into on January 21, 1997.
    During each of the fiscal quarters presented in the accompanying financial statements, the cash management and treasury activities of the Company were integrated with those of Culbro. The Company's cash receipts were transferred daily into Culbro's cash account, and the Company's cash disbursement accounts were reimbursed by Culbro on a daily basis. The Company maintained an intercompany account with Culbro in which its net cash flow and other transactions with Culbro were recorded. The intercompany account with Culbro and the Company's retained earnings and historical accounts were included in the accompanying financial statements as Culbro Investment. Subsequent to receiving the Offering proceeds, the Company's capital structure will reflect the effect of the issuance of the Class A shares in the Offering, the Class B shares owned by Culbro, and retained earnings of the ensuing periods.
    Management believes that cash from operations and current borrowing capacity are sufficient to fund its operations and its anticipated future growth.

RESULTS OF OPERATIONS

    Net sales increased 72.7%, or $21.0 million, to $49.8 million in the 1997 first quarter from $28.8 million in the 1996 first quarter. The increase in net sales reflected principally higher unit sales of cigars, principally premium cigars, and higher prices in all cigar categories. The
1997 first quarter included sales from the newly acquired Villazon business for two months of the quarter.
    Gross profit increased 77.0%, or $9.7 million, to $22.3 million in the 1997 first quarter from $12.6 million in the 1996 first quarter. Gross margin increased to 44.7 % in the 1997 first quarter from 43.7% in the 1996 first quarter. The increase in gross margin reflected higher prices and the benefit of relatively higher sales of premium cigars.
    Selling, general and administrative expenses increased 68.0%, or $5.8 million, to $14.4 million in the 1997 first quarter from $8.6 million in the 1996 first quarter. As a percentage of net sales, selling, general and administrative expenses were 29.0% in the 1997 first quarter compared to 29.7% in the 1996 first quarter. The decrease in selling, general and administrative expenses as a percentage of sales in the 1997 first quarter was due to the lower rate of increase in these expenses compared to the rate of the sales increase. Operating profit almost doubled to $7.8 million in the 1997 first quarter, from $4.0 million in the 1996 first quarter. As a result of the higher gross margin and lower expense to sales ratio, operating margin increased to 15.8% in the 1997 first quarter compared to 13.9% in the prior year's quarter.
    The higher interest expense in the 1997 first quarter reflects principally the cost of financing the Villazon Acquisition. The bank financing for the acquisition and certain of the seller notes were repaid with the net proceeds from the Offering, which were received early in the second quarter.
    Net income increased 78.6% to $4.3 million compared to $2.4 million in the 1996 first quarter.

                                      SIGNATURES



PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         GENERAL CIGAR HOLDINGS, INC.




DATE: April 15, 1997                                  /s/ Jay M. Green
                                         -----------------------------
                                                          Jay M. Green
                                              EXECUTIVE VICE PRESIDENT
                                 CHIEF FINANCIAL OFFICER AND TREASURER




DATE: April 15, 1997                                  /s/  Joseph Aird
                                          ----------------------------
                                                           Joseph Aird
                                    SENIOR VICE PRESIDENT - CONTROLLER