Form 10-Q/A
period 1997-03-01
GENERAL CIGAR HOLDINGS INC
filed 1997-05-05
CIK 1029456

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                   ---------------


                                       FORM 10Q/A
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


                                     AMENDMENT NO. 1

     This Amendment revises Note 1 to the financial statements to state that only normal recurring adjustments were made in the interim periods reported herein and includes a statement that Items required by Part II are not applicable. No other changes were made to General Cigar Holdings, Inc.
Form 10Q for the 13 weeks ended March 1, 1997 previously filed on April 15,
1997.



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

                             GENERAL CIGAR HOLDINGS, INC.
                             ----------------------------
                                       Form 10Q/A





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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GENERAL CIGAR HOLDINGS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands except per share data)
                                     (unaudited)





1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

         The unaudited financial statements of General Cigar Holdings, Inc. (the "Company") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). The accompanying financial statements should be read in conjunction with the Company's 1996 financial statements included in Form S-1, as filed with the Securities and Exchange Commission on February 26, 1997, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods reported herein have been reflected.

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


4.  CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION

          The following consolidated condensed unaudited pro forma financial statement of operations reflects the Villazon Acquisition, including the associated borrowings to finance the acquisition, the Liability
     Assumption (see Note 6) and the Offering as if these transactions were completed at the beginning of the respective periods. The unaudited consolidated condensed pro forma balance sheet reflects the effect of the Offering as if it had taken place at the balance sheet date. The Villazon Acquisition and the Liability Assumption are already reflected in the Company's balance sheet at March 1, 1997. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations and financial position that actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.



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







Part II Other Information
    Items 1 through 6 of Part II are not applicable.

                                      SIGNATURES



PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         GENERAL CIGAR HOLDINGS, INC.


DATE: May 2, 1997

                                                      /s/ Jay M. Green
                                         -----------------------------
                                                          Jay M. Green
                                              EXECUTIVE VICE PRESIDENT
                                 CHIEF FINANCIAL OFFICER AND TREASURER


DATE: May 2, 1997

                                                      /s/  Joseph Aird
                                          ----------------------------
                                                           Joseph Aird
                                    SENIOR VICE PRESIDENT - CONTROLLER