Form 10-Q
period 1997-05-31
GENERAL CIGAR HOLDINGS INC
filed 1997-07-15
CIK 1029456

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10Q

                                Quarterly Report

                     Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

----------------------------   ----------------------------
   For the 13 Weeks Ended           Commission File No.
        MAY 31, 1997                      1-12757

                          GENERAL CIGAR HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

DELAWARE                                                                          13-3922128
(state or other jurisdiction of incorporation                                  (IRS Employer
or organization)                                                              Identification
                                                                                     Number)

387 PARK AVENUE SOUTH, NEW YORK, NY                                               10016-8899
(Address of principal executive offices)                                          (Zip code)

Registrant's Telephone Number including Area Code                             (212) 448-3800

Former name, former address and former fiscal year,
if changed since last report                                                  Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes__X__    No______

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JUNE 30, 1997: 27,167,940

                          GENERAL CIGAR HOLDINGS, INC.

                                    FORM 10Q

PART I / / FINANCIAL INFORMATION                                                                              PAGE
----------------------------------------------------------------------------------------------------------  ---------

        Consolidated Statement of Operations
        13 Weeks Ended
        May 31, 1997 and June 1, 1996.....................................................................          3

        Consolidated Statement of Operations
        26 Weeks Ended
        May 31, 1997 and June 1, 1996.....................................................................          4

        Consolidated Balance Sheet
        May 31, 1997 and November 30, 1996................................................................          5

        Consolidated Statement of Cash Flows
        26 Weeks Ended
        May 31, 1997 and June 1, 1996.....................................................................          6

        Notes to Consolidated Financial Statements........................................................       7-13

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................      14-15


PART II / / OTHER INFORMATION.............................................................................         16

SIGNATURES................................................................................................         17

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                         FOR THE 13 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Net sales and other revenue...........................................................   $   58,908   $     34,851
Cost of goods sold....................................................................       32,435         19,608
                                                                                        ------------  ------------
Gross profit..........................................................................       26,473         15,243

Selling, general and administrative expenses..........................................       15,873         10,627
                                                                                        ------------  ------------
Operating profit......................................................................       10,600          4,616

Nonoperating income (expense).........................................................          153            (28)
Interest expense......................................................................          447            268
                                                                                        ------------  ------------
Income before income taxes............................................................       10,306          4,320
Income tax provision..................................................................        3,916          1,670
                                                                                        ------------  ------------
Net income............................................................................   $    6,390   $      2,650
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Pro forma net income per common share.................................................   $     0.22   $       0.09
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma weighted average common shares and equivalents outstanding..................   28,700,000     28,200,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Net sales and other revenue...........................................................   $  108,706   $     63,683
Cost of goods sold....................................................................       59,950         35,850
                                                                                        ------------  ------------
Gross profit..........................................................................       48,756         27,833
Selling, general and administrative expenses..........................................       30,301         19,213
                                                                                        ------------  ------------
Operating profit......................................................................       18,455          8,620
Nonoperating income...................................................................          470            134
Interest expense......................................................................        1,721            530
                                                                                        ------------  ------------
Income before income taxes............................................................       17,204          8,224
Income tax provision..................................................................        6,537          3,179
                                                                                        ------------  ------------
Net income............................................................................   $   10,667   $      5,045
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma net income per common share.................................................   $     0.37   $       0.18
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma weighted average common shares and equivalents outstanding..................   28,450,000     28,200,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                                  MAY 31, 1997  NOVEMBER 30, 1996
                                                                                  ------------  -----------------
                                                                                  (UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents.......................................................   $    3,340      $       409
Receivables, less allowance of $565 (1996-$482).................................       32,119           31,295
Inventories.....................................................................       76,253           53,702
Other current assets............................................................        4,329            3,673
                                                                                  ------------        --------

Total current assets............................................................      116,041           89,079

Property and equipment, net.....................................................       59,687           52,507
Intangible assets, net..........................................................       69,125               --
Other assets....................................................................        4,341            3,456
                                                                                  ------------        --------

Total assets....................................................................   $  249,194      $   145,042
                                                                                  ------------        --------
                                                                                  ------------        --------
LIABILITIES, CULBRO INVESTMENT AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities........................................   $   23,693      $    22,827
Long-term debt due within one year..............................................        1,266            1,131
Income taxes....................................................................        6,056               --
                                                                                  ------------        --------

Total current liabilities.......................................................       31,015           23,958

Long-term debt..................................................................       26,007           11,079
Accrued retirement benefits.....................................................       16,214           12,525
Deferred income taxes...........................................................        7,797            1,057
Other noncurrent liabilities....................................................        3,832            2,704
                                                                                  ------------        --------
Total liabilities...............................................................       84,865           51,323
                                                                                  ------------        --------

Culbro Investment...............................................................           --           93,719
Class A common stock, par value $0.01...........................................
Authorized: 50,000,000 shares; Issued: 6,900,000 shares.........................           69               --
Class B common stock, par value $0.01...........................................
Authorized: 25,000,000 shares; Issued: 20,267,940 shares........................          203               --
Additional paid in capital......................................................      157,667               --
Retained earnings...............................................................        6,390               --
                                                                                  ------------        --------
Total Culbro Investment and stockholders' equity................................      164,329           93,719
                                                                                  ------------        --------

Total liabilities, Culbro Investment and stockholders' equity...................   $  249,194      $   145,042
                                                                                  ------------        --------
                                                                                  ------------        --------

                See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                          FOR THE 26 WEEKS ENDED,
                                                                                         -------------------------
                                                                                         MAY 31,1997   JUNE 1,1996
                                                                                         ------------  -----------
OPERATING ACTIVITIES
Net income.............................................................................   $   10,667    $   5,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization..........................................................        3,100        1,542
Changes in assets and liabilities, net of Villazon Acquisition and Liability Assumption
  in 1997 (see Note 6):
Decrease in accounts receivable........................................................        5,138        4,133
Increase in inventories................................................................      (16,087)      (9,350)
Decrease in accounts payable and accrued liabilities...................................       (2,447)      (4,350)
Increase in income taxes payable.......................................................        3,660       --
Increase (decrease) in deferred income taxes...........................................        1,517       (1,064)
Other, net.............................................................................        1,500          (96)
                                                                                         ------------  -----------
Net cash provided by (used in) operating activities....................................        7,048       (4,140)
                                                                                         ------------  -----------

INVESTING ACTIVITIES
Acquisition of Villazon, net of cash acquired (see Note 8).............................      (70,068)      --
Additions to property and equipment....................................................       (4,872)      (4,663)
                                                                                         ------------  -----------
Net cash used in investing activities..................................................      (74,940)      (4,663)
                                                                                         ------------  -----------

FINANCING ACTIVITIES
Net transactions with Culbro, excluding Liability Assumption...........................       (2,640)       8,848
Net proceeds from issuance of stock....................................................      112,600       --
Increase in debt.......................................................................       --              273
Payments of debt.......................................................................      (38,137)        (294)
Other, net.............................................................................       (1,000)      --
                                                                                         ------------  -----------
Net cash provided by financing activities..............................................       70,823        8,827
                                                                                         ------------  -----------
Net increase in cash and cash equivalents..............................................        2,931           24

Cash and cash equivalents at beginning of period.......................................          409          322
                                                                                         ------------  -----------
Cash and cash equivalents at end of period.............................................   $    3,340    $     346
                                                                                         ------------  -----------
                                                                                         ------------  -----------

                See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

    The unaudited financial statements of General Cigar Holdings, Inc. (the "Company") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). The accompanying financial statements should be read in conjunction with the Company's audited 1996 financial statements included in Form S-1, as filed with the Securities and Exchange Commission on February 26, 1997, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods reported herein have been reflected.

    The results of operations for the quarter and six-month period ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                          GENERAL CIGAR HOLDINGS, INC.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
ADVERTISING AND PROMOTION EXPENSE

    Advertising and promotion costs are expensed when incurred. Production costs of future media advertising are deferred until the advertising first occurs.

EARNINGS PER SHARE

    For the 1997 period through the Offering (see Note 2) and for all of 1996, the Company was a wholly owned subsidiary of Culbro. Accordingly, earnings per share are presented on a pro forma basis.

    Pro forma net income per common share in the 1997 second quarter and six-month period, and in the 1996 second quarter and six-month period, was computed assuming that the Company's Class B common shares outstanding, plus related stock options, and the Company's 6,900,000 Class A common shares issued on the Offering date were all outstanding at the beginning of these respective periods. The options included in these calculations were based on the treasury stock method.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This Statement requires that long-lived assets and certain intangibles held and used by a business entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Prior to the issuance of this Statement the Company periodically reviewed its long-lived assets considering future performance of those assets and the need for adjustments to their carrying values. The Company has adopted SFAS No. 121 and performs such reviews in accordance with the methods prescribed by this Statement.

    In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This Statement establishes a fair value method of accounting for, or disclosing, stock-based compensation plans. The Company intends to adopt the disclosure provisions of SFAS No. 123 which require disclosing the pro forma effect on net income and earnings per share of the fair value method of accounting for stock-based compensation. The adoption of the disclosure provisions will not affect consolidated financial condition, results of operations, or cash flows.

    In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement requires companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. Basic earnings per share include the weighted average number of common shares outstanding during the period, and does not include common stock equivalents. Under SFAS No. 128, diluted earnings per share include the weighted average shares outstanding and common stock equivalents. SFAS No. 128 must be adopted by the Company in the 1998 first quarter. Early adoption of SFAS No. 128 is not permitted. See Note 7.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                          GENERAL CIGAR HOLDINGS, INC.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, depreciation and amortization, employee benefit plans, taxes, and contingencies, among others.

2. STOCK OFFERING

    On February 28, 1997, the Company sold 6.9 million shares of its Class A Common Stock in an initial public offering (the "Offering"), reflecting approximately 26% of its common equity ownership. The net proceeds from the Offering, after underwriters' discounts and commissions and estimated other expenses, were approximately $113 million and were received on March 5, 1997. The proceeds were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon Acquisition (see Notes 3 and 4). Each share of Class A Common Stock entitles its holder to one vote. Culbro owns the remaining equity ownership of the Company in the form of Class B Common Stock, which entitles its holder to ten votes for each share. Accordingly, Culbro holds approximately 97% of the combined voting power of the Company's outstanding common stock.

    The increase in additional paid in capital reflects the Offering proceeds in excess of the par value of the Class A Common Stock and the excess of the Culbro Investment over the par value of the Class B Common Stock. The Culbro Investment was reclassified to Class B Common Stock and additional paid in capital upon completion of the Offering. The increase in retained earnings reflects the net income subsequent to the Offering.

3. VILLAZON ACQUISITION

    On January 21, 1997, the Company completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C. V., a Honduran corporation (collectively "Villazon"), for approximately $80.1 million consisting of $90 million of purchase price and direct acquisition costs less $9.9 million of cash acquired at closing (the "Villazon Acquisition"). Cash paid to the sellers was $64.1 million and $24.4 million aggregate principal amount of seller notes were issued. Both companies are engaged in the cigar business. The Villazon Acquisition is accounted for using the purchase method of accounting. Cost in excess of net assets acquired, primarily trade names and other intangible assets, is approximately $70 million. The Company entered into a Credit Agreement to finance the acquisition. Proceeds from the Offering were used to reduce amounts outstanding under the Credit Agreement and to repay $14.4 million of the seller notes. The remaining $10 million of seller notes bear interest at prime plus 1/2% and are due January 2002.

4. CONSOLIDATED CONDENSED UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following consolidated condensed unaudited pro forma financial statement of operations reflects the Villazon Acquisition, including the associated borrowings to finance the acquisition, the Liability Assumption (see Note 6) and the Offering as if these transactions were completed at the beginning of the respective periods. The Villazon Acquisition, the Liability Assumption and the Offering are already reflected in the Company's balance sheet at May 31, 1997. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations that

                          GENERAL CIGAR HOLDINGS, INC.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

4. CONSOLIDATED CONDENSED UNAUDITED PRO FORMA FINANCIAL INFORMATION (CONTINUED) actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.

       CONSOLIDATED CONDENSED UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                                                                   FOR THE 26 WEEKS ENDED,
                                                                 ----------------------------
                                                                  MAY 31,1997   JUNE 1, 1996
                                                                 -------------  -------------
Net sales and other revenue....................................  $     114,298  $      78,769
                                                                 -------------  -------------
Operating profit...............................................         19,574         11,152
Other nonoperating income......................................            470            134
Interest expense...............................................            953          1,387
                                                                 -------------  -------------
Income before income taxes.....................................         19,091          9,899
Income tax provision...........................................          7,273          3,831
                                                                 -------------  -------------
Net income.....................................................  $      11,818  $       6,068
                                                                 -------------  -------------
                                                                 -------------  -------------
Net income per common share....................................  $        0.42  $        0.22
                                                                 -------------  -------------
                                                                 -------------  -------------
Weighted average common shares and equivalents outstanding.....     28,450,000     28,200,000
                                                                 -------------  -------------
                                                                 -------------  -------------

5. LONG-TERM DEBT

    On January 21, 1997, the Company entered into a Credit Agreement with certain banks which provided financing of $120 million principally for the Villazon Acquisition and repayment of Culbro's general corporate debt. The Credit Agreement, which expires in January 2000, included a $60 million term loan and a revolving credit facility of $60 million. In the 1997 second quarter, net proceeds of approximately $113 million were received from the Offering and used to repay the term loan and reduce amounts outstanding under the revolving credit facility. After the Offering, the commitment under the revolving credit facility is $50 million. In accordance with the terms of the Credit Agreement, borrowings under the revolving credit facility bear interest, at the Company's option, of either (1) the prime rate, (2) the Eurodollar rate plus 0.75% or (3) a combination thereof. The Company pays a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility. The Credit Agreement includes limitations on indebtedness, investments and other significant transactions, as defined.

    On April 16, 1997, the Company repaid the $5 million mortgage on its New York City headquarters office building. The Company used borrowings under its revolving credit facility to repay the building mortgage, which carried an interest rate of the Eurodollar rate plus 2%.

6. RELATED PARTY TRANSACTIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    The consolidated statement of operations reflects general and administrative expenses of approximately $1.8 million in 1997 through the date of the Offering and $2.0 million and $3.6 million in the 1996

                          GENERAL CIGAR HOLDINGS, INC.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

6. RELATED PARTY TRANSACTIONS (CONTINUED) second quarter and six-month period, respectively, allocated by Culbro to the Company for services performed by Culbro. The charges were based principally on the Company's proportionate share of expenses relating to the Culbro corporate activities associated with the Company's operations and are considered by management to be reasonable.

CULBRO INVESTMENT

    Through the date of the Offering, the Company's retained earnings, capital stock and intercompany account with Culbro were presented as Culbro Investment in the Company's consolidated balance sheet. Changes in the Culbro Investment account are summarized as follows:

                                                                     FOR THE 26 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31,1997   JUNE 1, 1996
                                                                    ------------  ------------
Balance beginning of period.......................................   $   93,719    $   66,095
Net income through March 1, 1997..................................        4,277         5,045
                                                                    ------------  ------------
                                                                         97,996        71,140
                                                                    ------------  ------------
Liability Assumption (see below)..................................      (50,017)       --
Transactions with Culbro..........................................       (2,640)        8,848
Reclassification of remaining balance in Culbro Investment to
  Class B common stock and additional paid in capital.............      (45,339)       --
                                                                    ------------  ------------
                                                                        (97,996)        8,848
                                                                    ------------  ------------
Balance end of period.............................................   $   --        $   79,988
                                                                    ------------  ------------
                                                                    ------------  ------------

    On February 27, 1997, pursuant to the Distribution Agreement, the Company completed the Liability Assumption, in which the Company assumed Culbro liabilities of approximately $50 million, including principally Culbro's general corporate debt, accrued retirement obligations, and certain accounts payable and accrued liabilities.

                          GENERAL CIGAR HOLDINGS, INC.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

7. EARNINGS PER SHARE

    The following pro forma results reflect income (loss) per share in accordance with the provisions of SFAS No. 128.

                                                                     FOR THE 13 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  ------------
Pro forma basic net income per share..............................   $     0.24   $       0.10
                                                                    ------------  ------------
                                                                    ------------  ------------
Pro forma weighted average shares outstanding.....................   27,100,000     27,000,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Pro forma diluted net income per share............................   $     0.23   $       0.09
                                                                    ------------  ------------
                                                                    ------------  ------------
Pro forma weighted average shares and equivalents outstanding.....   28,700,000     28,200,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                                                                     FOR THE 26 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  ------------
Pro forma basic net income per share..............................   $     0.39   $       0.19
                                                                    ------------  ------------
                                                                    ------------  ------------
Pro forma weighted average shares outstanding.....................   27,100,000     27,000,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Pro forma diluted net income per share............................   $     0.38   $       0.18
                                                                    ------------  ------------
                                                                    ------------  ------------
Pro forma weighted average shares and equivalents outstanding.....   28,450,000     28,200,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                          GENERAL CIGAR HOLDINGS, INC.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

8. SUPPLEMENTAL FINANCIAL INFORMATION

INVENTORIES

    Inventories consist of:

                                                                                  NOVEMBER 30,
                                                                    MAY 31, 1997      1996
                                                                    ------------  ------------
Raw materials and supplies..................................   $   52,760       $  43,704
Work in process.............................................       11,153           4,529
Finished goods..............................................       12,340           5,469
                                                              ------------        -------
                                                               $   76,253       $  53,702
                                                              ------------        -------
                                                              ------------        -------

PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                              MAY 31, 1997  NOVEMBER 30, 1996
                                                              ------------  -----------------
Land........................................................   $    2,477      $     2,534
Buildings...................................................       61,909           58,225
Machinery and equipment.....................................       40,183           33,470
                                                              ------------        --------
                                                                  104,569           94,229
Accumulated depreciation....................................      (44,882)         (41,722)
                                                              ------------        --------
 ............................................................   $   59,687      $    52,507
                                                              ------------        --------
                                                              ------------        --------

CASH FLOW

    The cash and noncash activities related to the Villazon Acquisition are summarized as follows:

Estimated fair values of net assets acquired......................  $  89,975
Notes issued to sellers...........................................    (24,370)
Payment of short-term seller notes................................     14,370
                                                                    ---------
Payments in connection with the acquisition.......................     79,975
Cash acquired.....................................................     (9,907)
                                                                    ---------
Payments in connection with acquisition, net of cash acquired.....  $  70,068
                                                                    ---------
                                                                    ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $7.0 million compared to net cash of $(4.1) million used in operations in the 1996 period. The cash generated in 1997 reflected principally higher earnings and lower increases in certain working capital items which together more than offset higher tobacco inventories. Investing activities in 1997 reflected the acquisition cost of Villazon, excluding the portion financed with seller notes. The financing activities reflected the proceeds of the Offering, which were used to repay bank borrowings that had been utilized principally to finance the Villazon Acquisition and the debt assumed from Culbro.

    The Company expects that it will make capital expenditures in excess of $10.0 million in fiscal 1997, $5.0 million of which will be made in connection with the expansion of its premium cigar manufacturing facilities. The Company has continued to increase its inventory of long filler tobacco needed in making premium cigars.

    On March 5, 1997, the Company received approximately $113 million of net proceeds from the Offering completed on February 28, 1997. The proceeds were used to repay bank borrowings that had been used to fund the Villazon Acquisition and the assumed Culbro general corporate debt, and to repay certain of the Villazon seller notes. Immediately following such debt repayments, the Company's total outstanding debt was approximately $29 million, consisting principally of $10 million of seller notes related to the Villazon Acquisition, mortgage and equipment financing of $12 million and $7 million remaining outstanding on the bank credit agreement, which was subsequently repaid from the Company's cash flow. On April 16, 1997, the Company repaid the $5 million mortgage on its New York City headquarters office building with borrowings under its revolving credit facility. The Company has available a $50 million three-year revolving bank credit agreement which it entered into on January 21, 1997.

    Prior to the Offering, the cash management and treasury activities of the Company were integrated with those of Culbro. The Company's cash receipts were transferred daily into Culbro's cash account, and the Company's cash disbursement accounts were reimbursed by Culbro on a daily basis. The Company maintained an intercompany account with Culbro in which its net cash flow and other transactions with Culbro were recorded. The intercompany account with Culbro, the Company's retained earnings and historical capital accounts were included in the accompanying financial statements as Culbro Investment. Subsequent to receipt of the Offering proceeds, the Company's capital structure reflects the effect of the issuance of the Class A shares in the Offering, the Class B shares owned by Culbro, and retained earnings for the ensuing periods.

    Management believes that cash flow from operations and current borrowing capacity are sufficient to fund the Company's operations and its anticipated future growth.

RESULTS OF OPERATIONS

    Net sales increased 69.0%, or $24.0 million to $58.9 million, in the 1997 second quarter from $34.9 million in the 1996 second quarter. For the six-month period, net sales increased 70.7%, or $45.0 million to $108.7 million from $63.7 million in the 1996 period. These increases reflected principally higher unit sales of cigars, principally premiums, and higher prices in all cigar categories. Both the quarter and the six-month periods included sales of the newly acquired Villazon business as of January 1997.

    Gross profit for the quarter increased 73.7%, or $11.3 million, to $26.5 million from $15.2 million in the 1996 quarter. In the six-month period, gross profit increased 75.2%, or $21.0 million to $48.8 million from $27.8 million in the prior year's comparable period. Gross margin increased to 44.9% in the 1997 second quarter from 43.7% in the 1996 second quarter. In the 1997 six-month period gross margin also increased to 44.9% from 43.7% last year. The increase in gross margin reflected higher prices and the benefit of relatively higher unit sales of premium cigars.

    Selling, general and administrative expenses increased 49.4%, or $5.3 million, to $15.9 million in the 1997 second quarter from $10.6 million in the 1996 second quarter. For the six-month period selling, general and administrative expenses increased 57.7%, or $11.1 million, to $30.3 million from $19.2 million in the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 26.9% and 27.9%, in the 1997 second quarter and six-month period, respectively, compared to 30.5% and 30.2% in the 1996 second quarter and six-month period, respectively. The decreases in selling, general and administrative expenses as a percentage of net sales in 1997 were due to the lower rates of increase in these expenses compared to the rates of the sales increase. Operating profits in the second quarter and six-month period were more than twice the profits in comparable periods last year. As a result of the higher gross margin and lower expense to sales ratio, operating margins were 18.0% and 17.0%, in the second quarter and six- month period, respectively compared to 13.2% and 13.5%, respectively in the comparable periods last year.

    The higher interest expense in the 1997 six-month period reflects principally the cost of financing the Villazon Acquisition. The bank financing for the acquisition and certain of the sellers notes were repaid with the net proceeds from the Offering, which were received early in the second quarter.

    Net income more than doubled in the quarter and six-month period.

                          PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

    In June 1997 the Registrant's subsidiary, General Cigar Co. Inc. ("General Cigar"), entered into a conciliation agreement with the Federal Election Commission ("Commission") as the result of certain campaign contributions made by several General Cigar executives in 1994 and 1995. The contributions were described in Forms previously filed by the Registrant and its parent, Culbro Corporation.

    As part of the agreement, in which the company and the executives denied any intent to violate federal election law, General Cigar paid $80,000 to the Commission. The company said the campaign contributions totaled $11,000 to three campaigns. Once the error was detected, the company said it notified the various campaigns involved and the contributions were refunded. The company said it cooperated fully with the Commission and entered into the conciliation agreement to avoid the time and expense that a further investigation would require and the costly litigation that might follow it.

                                   SIGNATURES

    PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENERAL CIGAR HOLDINGS,
                                                       INC.

                                           /s/ JAY M. GREEN
                                ---------------------------
                                               JAY M. GREEN
Date: July 15, 1997               EXECUTIVE VICE PRESIDENT,
                                CHIEF FINANCIAL OFFICER AND
                                                  TREASURER

                                            /s/ JOSEPH AIRD
                                ---------------------------
Date: July 15, 1997                             JOSEPH AIRD
                                     SENIOR VICE PRESIDENT,
                                                 CONTROLLER