Form 10-Q
period 1997-08-30
GENERAL CIGAR HOLDINGS INC
filed 1997-10-14
CIK 1029456

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                 --------------------

                                       FORM 10Q

                                   Quarterly Report
                       Pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

--------------------------                             -------------------------
For the 13 Weeks Ended                                    Commission File No.
AUGUST 30, 1997                                                          1-12757




                             GENERAL CIGAR HOLDINGS, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



DELAWARE                                                              13-3922128
(state or other jurisdiction of incorporation                      (IRS Employer
or organization)                                          Identification Number)


387 PARK AVENUE SOUTH, NEW YORK, NY                                   10016-8899
(Address of principal executive offices)                              (Zip code)

Registrant's Telephone Number including Area Code                 (212) 448-3800

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

                                                        Yes   X      No
                                                            ------      ------

NUMBER OF SHARES OF  COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1997: 27,167,940

                             GENERAL CIGAR HOLDINGS, INC.
                             ----------------------------
                                       FORM 10Q






PART I -- FINANCIAL INFORMATION                                             PAGE


    Consolidated Statement of Operations
    13 Weeks Ended
    August 30, 1997 and August 31, 1996...................................... 3


    Consolidated Statement of Operations
    39 Weeks Ended
    August 30, 1997 and August 31,  1996..................................... 4

    Consolidated Balance Sheet
    August 30, 1997 and November 30, 1996.................................... 5

    Consolidated Statement of Cash Flows
     39 Weeks Ended
    August 30, 1997 and August 31, 1996...................................... 6

    Notes to Consolidated Financial Statements............................ 7-13

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations........................ 14-15



SIGNATURES................................................................... 16

                             GENERAL CIGAR HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (dollars in thousands except per share data)
                                     (unaudited)



                                                  FOR THE 13 WEEKS ENDED,
                                                  ----------------------

                                               AUG. 30, 1997   AUG. 31, 1996
                                               -------------   -------------

Net sales and other revenue                      $   70,660     $   38,611
Cost of goods sold                                   35,393         20,449
                                                 ----------     ----------
Gross profit                                         35,267         18,162

Selling, general and administrative expenses         16,470         11,526
                                                 ----------     ----------
Operating profit                                     18,797          6,636

Nonoperating income                                     157            401
Interest expense                                        617            286
                                                 ----------     ----------
Income before income taxes                           18,337          6,751
Income tax provision                                  6,968          2,609
                                                 ----------     ----------
Net income                                       $   11,369     $    4,142
                                                 ----------     ----------
                                                 ----------     ----------

Pro forma net income per common share            $     0.39     $     0.15
                                                 ----------     ----------
                                                 ----------     ----------

Pro forma weighted average common shares
    and equivalents outstanding                  28,840,000     28,200,000
                                                 ----------     ----------
                                                 ----------     ----------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GENERAL CIGAR HOLDINGS, INC.
                         Consolidated Statement of Operations
                     (dollars in thousands except per share data)
                                     (unaudited)



                                                  FOR THE 39 WEEKS ENDED,
                                                 ------------------------
                                               AUG. 30, 1997   AUG. 31, 1996
                                               -------------   -------------

Net sales and other revenue                      $  179,366     $  102,294
Cost of goods sold                                   95,343         56,299
                                                 ----------     ----------
Gross profit                                         84,023         45,995

Selling, general and administrative expenses         46,771         30,739
                                                 ----------     ----------
Operating profit                                     37,252         15,256

Nonoperating income                                     627            535
Interest expense                                      2,338            816
                                                 ----------     ----------
Income before income taxes                           35,541         14,975
Income tax provision                                 13,505          5,788
                                                 ----------     ----------
Net income                                       $   22,036     $    9,187
                                                 ----------     ----------
                                                 ----------     ----------

Pro forma net income per common share            $     0.77     $     0.33
                                                 ----------     ----------
                                                 ----------     ----------

Pro forma weighted average common shares
    and equivalents outstanding                  28,600,000     28,200,000
                                                 ----------     ----------
                                                 ----------     ----------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GENERAL CIGAR HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEET
                     (dollars in thousands except per share data)


                                              AUG. 30, 1997   NOV. 30, 1996
                                              -------------   -------------
                                              (UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents                        $  7,335       $    409
Receivables, less allowance of $762 (1996-$482)    43,594         31,295
Inventories                                        93,017         53,702
Other current assets                                4,209          3,673
                                                 --------       --------

Total current assets                              148,155         89,079

Property and equipment, net                        62,486         52,507
Intangible assets, net                             68,471              -
Other assets                                        3,930          3,456
                                                 --------       --------
Total assets                                     $283,042       $145,042
                                                 --------       --------
                                                 --------       --------
LIABILITIES, CULBRO INVESTMENT
   AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities         $ 27,611       $ 22,827
Long-term debt due within one year                  1,238          1,131
Income taxes                                       11,355              -
                                                 --------       --------

Total current liabilities                          40,204         23,958

Long-term debt                                     37,318         11,079
Accrued retirement benefits                        16,396         12,525
Deferred income taxes                               9,193          1,057
Other noncurrent liabilities                        3,833          2,704
                                                 --------       --------
Total liabilities                                 106,944         51,323
                                                 --------       --------

Culbro Investment                                       -         93,719
Class B common stock, par value $0.01
 Authorized: 25,000,000 shares;
 Issued: 20,267,940 shares                            203              -
Class A common stock, par value $0.01
 Authorized: 50,000,000 shares;
 Issued: 6,900,000 shares                              69              -
Additional paid in capital                        158,067              -
Retained earnings                                  17,759              -
                                                 --------       --------
Total Culbro Investment and
 stockholders' equity                             176,098         93,719
                                                 --------       --------
Total liabilities, Culbro Investment
 and stockholders' equity                        $283,042       $145,042
                                                 --------       --------
                                                 --------       --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GENERAL CIGAR HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (dollars in thousands)
                                     (unaudited)


                                                                       FOR THE 39 WEEKS ENDED,
                                                                       -----------------------
                                                                  AUG. 30, 1997     AUG. 31, 1996
                                                                  -------------     -------------
OPERATING ACTIVITIES
Net income                                                           $22,036            $9,187
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
Depreciation and amortization                                          4,992             2,656
Changes in assets and liabilities, net of Villazon Acquisition and Liability Assumption in 1997 (see Note 6):
Increase in accounts receivable                                       (6,337)             (632)
Increase in inventories                                              (32,851)          (14,971)
Increase (decrease) in accounts payable and accrued liabilities        1,471            (6,150)
Increase in income taxes payable                                       8,959                 -
Increase in deferred income taxes                                      2,913               275
Other, net                                                             2,112            (1,112)
                                                                     -------           -------
Net cash provided by (used in) operating activities                    3,295           (10,747)
                                                                     -------           -------

INVESTING ACTIVITIES
Acquisition of Villazon, net of cash acquired (see Note 8)           (70,068)                -
Additions to property and equipment                                   (8,807)           (6,063)
                                                                     -------           -------
Net cash used in investing activities                                (78,875)           (6,063)
                                                                     -------           -------
FINANCING ACTIVITIES
Net transactions with Culbro,
  excluding Liability Assumption                                      (2,240)           16,751
Net proceeds from issuance of stock                                  112,600                 -
Increase in debt                                                           -               481
Payments of debt                                                     (26,854)             (416)
Other, net                                                            (1,000)                -
                                                                     -------           -------
Net cash provided by financing activities                             82,506            16,816
                                                                     -------           -------

Net increase in cash and cash equivalents                              6,926                 6

Cash and cash equivalents at beginning of period                         409               322
                                                                     -------           -------

Cash and cash equivalents at end of period                           $ 7,335          $    328
                                                                     -------           -------
                                                                     -------           -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GENERAL CIGAR HOLDINGS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands except per share data)
                                     (unaudited)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES


    BASIS OF PRESENTATION

         The unaudited financial statements of General Cigar Holdings, Inc. (the "Company") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). The accompanying financial statements should be read in conjunction with the Company's audited 1996 financial statements included in Form S-1, as filed with the Securities and Exchange Commission on February 26, 1997, and should be read in conjunction with the Notes to Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which in the opinion of management, are necessary for a fair presentation of results for the interim periods reported herein have been reflected.

         The results of operations for the quarter and nine-month period ended August 30, 1997 are not necessarily indicative of the results to be expected for the full year. The Company was formed on December 12, 1996. Up until the Company's initial public offering (See Note 2) on February 28, 1997, the Company was a wholly owned subsidiary of Culbro Corporation ("Culbro"). On August 29, 1997, Culbro was merged into the Company pursuant to the Merger agreement dated February 27, 1997. At the time of the merger, Culbro's principal asset was the Class B shares of the Company and the merger was accounted for at historical cost. Consequently, the transaction had no effect on the financial condition or results of operations of the Company.

         The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries General Cigar Co., Inc. ("General Cigar"), Club Macanudo, Inc. ("Club Macanudo"), and 387 PAS Corp. ("387 PAS"). Club Macanudo and 387 PAS were not material to the Company's results of operations in any of the periods presented. All of these businesses and assets, and certain liabilities, were transferred to the Company by Culbro pursuant to an earlier Distribution Agreement among the Company, Culbro, and Culbro's former wholly owned subsidiary, Griffin Land & Nurseries, Inc. ("Griffin"). Prior to March 18, 1997, Griffin, which was spun off by Culbro to Culbro's shareholders on July 3, 1997, was known as Culbro Land Resources, Inc.

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

    EARNINGS PER SHARE

         For the 1997 period through the Offering (see Note 2) and for all of 1996, the Company was a wholly owned subsidiary of Culbro. Accordingly, earnings per share for all periods included herein are presented on a pro forma basis.

         Pro forma net income per common share in the 1997 third quarter and nine-month period, and in the 1996 third quarter and nine-month period, was computed assuming that the Company's Class B common shares, plus related stock options, and the Company's 6,900,000 Class A common shares issued on the Offering date were all outstanding at the beginning of these respective fiscal years. The options included in these calculations were based on the treasury stock method.

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

         In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement requires companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. Basic earnings per share includes the weighted average number of common shares outstanding during the period, and does not include common stock equivalents. Under SFAS No. 128, diluted earnings per share include the weighted average shares outstanding and common stock equivalents. SFAS No. 128 must be adopted by the Company in the 1998 first quarter. Early adoption of SFAS No. 128 is not permitted. See Note 7.

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


2.  STOCK OFFERING

         On February 28, 1997, the Company sold 6.9 million shares of its Class A Common Stock in an initial public offering (the "Offering"), reflecting approximately 26% of its common equity ownership. The net proceeds from the Offering, after underwriters' discounts and commissions and estimated other expenses, were $112.6 million and were received on March 5, 1997.
    The proceeds were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon Acquisition (see Notes 3 and 4). Each share of Class A Common Stock entitles its holder to one vote. The remaining equity ownership of the Company in the form of Class B Common Stock, which entitles its holder to ten votes for each share, was owned by Culbro. Following the August 29, 1997 merger of Culbro into the Company, each Culbro shareholder received 4.44557 shares of the Company's Class B stock in exchange for each share of Culbro stock. Generally, subsequent to the merger, Class B shares that are sold or otherwise exchanged become Class A shares.

         The increase in additional paid in capital reflects the Offering proceeds in excess of the par value of the Class A Common Stock and the excess of the Culbro Investment over the par value of the Class B Common Stock. The Culbro Investment was reclassified to Class B Common Stock and additional paid in capital upon completion of the Offering. The retained earnings of the Company reflect net income subsequent to the Offering.


3.  VILLAZON ACQUISITION

         On January 21, 1997, the Company completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C. V., a Honduran corporation (collectively "Villazon"), for approximately $80.1 million consisting of $90 million of purchase price and direct acquisition costs less $9.9 million of cash acquired at
    closing (the "Villazon Acquisition").   Cash paid to the sellers was $64.1
    million and $24.4 million aggregate principal amount of seller notes were
    issued.   Both companies are engaged in the cigar business.  The Villazon
    Acquisition is accounted for using the purchase method of accounting. Cost in excess of the fair value of net tangible assets acquired is approximately $70 million representing principally trademarks and tradenames. The Company entered into a Credit Agreement to finance the acquisition. Proceeds from the Offering were used to reduce amounts outstanding under the Credit Agreement and to repay $14.4 million of the seller notes. The remaining $10 million of seller notes bear interest at prime plus 1/2% and are due January 2002.


4.  CONSOLIDATED CONDENSED UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following consolidated condensed unaudited pro forma financial statement of operations reflects the effect of the Villazon Acquisition, including the associated borrowings to finance the acquisition, the Liability Assumption (see Note 6) and the Offering as if these transactions were completed at the beginning of the respective periods. The Villazon Acquisition, the Liability Assumption and the Offering are already reflected in the Company's balance sheet at August 30, 1997. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations that actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.


          CONSOLIDATED CONDENSED UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                                              FOR THE 39 WEEKS ENDED,
                                              -----------------------
                                           AUG. 30, 1997   AUG. 31, 1996
                                           -------------   -------------

    Net sales and other revenue             $  184,958       $  131,821
                                            ----------       ----------
    Operating profit                            38,371           24,138
    Other nonoperating income                      627              539
    Interest expense                             1,570            3,046
                                            ----------       ----------
    Income before income taxes                  37,428           21,631
    Income tax provision                        14,241            8,361
                                            ----------       ----------
    Net income                              $   23,187       $   13,270
                                            ----------       ----------
                                            ----------       ----------

    Net income per common share             $     0.81       $     0.47
                                            ----------       ----------
                                            ----------       ----------

    Weighted average common shares
       and equivalents outstanding          28,600,000       28,200,000
                                            ----------       ----------
                                            ----------       ----------


5.  Long-term Debt

         On January 21, 1997, the Company entered into a Credit Agreement with certain banks which provided financing of $120 million principally for the Villazon Acquisition and repayment of Culbro's general corporate debt. The Credit Agreement, which expires in January 2000, initially, included a $60 million term loan and a revolving credit facility of $60 million. In the 1997 second quarter, net proceeds of $112.6 million were received from the

    Offering and used to repay the term loan and reduce amounts outstanding under the revolving credit facility. Currently, the commitment under the revolving credit facility is $50 million. In accordance with the terms of the Credit Agreement, borrowings under the revolving credit facility bear interest, at the Company's option, of either (1) the prime rate, (2) the Eurodollar rate plus 0.75% or (3) a combination thereof. The Company pays a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility. The Credit Agreement includes limitations on indebtedness, investments and other significant transactions, as defined.
         On April 16, 1997, the Company repaid the $5 million mortgage on its New York City headquarters office building. The Company used borrowings under its revolving credit facility to repay the building mortgage, which carried an interest rate of the Eurodollar rate plus 2%.


6.  RELATED PARTY TRANSACTIONS

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The consolidated statement of operations reflects general and administrative expenses of approximately $1.8 million in 1997 through the date of the Offering and $2.0 million and $5.6 million in the 1996 third quarter and nine-month period, respectively, allocated by Culbro to the Company for services performed by Culbro. The charges were based principally on the Company's proportionate share of expenses relating to the Culbro corporate activities associated with the Company's operations and are considered by management to be reasonable.

    CULBRO INVESTMENT

         Through the date of the Offering, the Company's retained earnings, capital stock and intercompany account with Culbro were presented as Culbro Investment in the Company's consolidated balance sheet. Changes in the Culbro Investment account are summarized as follows:

                                              FOR THE 39 WEEKS ENDED,
                                              -----------------------
                                           AUG. 30, 1997   AUG. 31, 1996
                                           -------------   -------------

    Balance beginning of period              $ 93,719        $ 66,095
    Net income (through March 1, in the
       1997 39 week period)                     4,277           9,187
                                             --------        --------
                                               97,996          75,282
                                             --------        --------
    Liability Assumption (see below)          (50,017)              -
    Transactions with Culbro                   (2,240)         16,751
    Reclassification of remaining balance
       in Culbro Investment to Class B
       common stock and additional
       paid in capital                        (45,739)              -
                                             --------        --------
                                              (97,996)         16,751
                                             --------        --------
Balance end of period                        $      0        $ 92,033
                                             --------        --------
                                             --------        --------

           On February 27, 1997, pursuant to the Distribution Agreement, the Company completed the Liability Assumption, in which the Company assumed Culbro liabilities of approximately $50 million, including principally Culbro's general corporate debt, accrued retirement obligations, and certain accounts payable and accrued liabilities.


7.  EARNINGS PER SHARE

         There was no material difference between primary earnings per share
    (EPS) and fully diluted EPS computed for the quarter and nine-month period in 1997, and basic earnings per share and diluted earnings computed under the provisions of SFAS No. 128. Had the Company implemented the computation provisions of SFAS No. 128, basic EPS for the quarter and nine-month period would have been $0.42 and $0.81 cents, respectively, and diluted EPS would have been $0.39 cents and $0.77, respectively.


8.  SUPPLEMENTAL FINANCIAL INFORMATION

    INVENTORIES

         Inventories consist of:
                                            AUG. 30, 1997       NOV. 30, 1996
                                            -------------       -------------

         Raw materials and supplies            $73,945              43,704
         Work in process                         8,392               4,529
         Finished goods                         10,680               5,469
                                               -------             -------
                                               $93,017             $53,702
                                               -------             -------
                                               -------             -------


         PROPERTY AND EQUIPMENT

         Property and equipment consist of:
                                              AUG. 30, 1997     NOV. 30, 1996
                                              -------------     -------------

              Land                               $2,557              $2,534
              Buildings                          64,304              58,225
              Machinery and equipment            42,402              33,470
                                               --------            --------
                                                109,263              94,229
              Accumulated depreciation          (46,777)            (41,722)
                                               --------            --------
                                               $ 62,486            $ 52,507
                                               --------            --------

         CASH FLOW

              The cash and noncash activities related to the Villazon Acquisition are summarized as follows:

    Estimated fair values of net assets acquired           $89,975
    Notes issued to sellers                                (24,370)
    Payment of short-term seller notes                      14,370
                                                           -------
    Payments in connection with the acquisition             79,975
    Cash acquired                                           (9,907)
                                                           -------
    Payments in connection with acquisition,
            net of cash acquired                           $70,068
                                                           -------
                                                           -------
         CHANGES IN DEBT NOT AFFECTING CASH

              Certain noncash transactions totalling $53,200 which increased debt are summarized as follows:

    Total debt - Nov. 30, 1996                             $12,210
                                                           -------
    Assumed Culbro general corporate debt                   43,200
    Villazon Seller Notes                                   10,000
                                                           -------
    Total increase in debt not affecting cash               53,200
                                                           -------
    Payments of debt                                       (26,854)
                                                           -------
    Total debt - Aug. 30, 1997                             $38,556
                                                           -------
                                                           -------

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $3.3 million compared to net cash of $(10.7) million used in operations in the 1996 period. The cash generated in 1997 reflected principally higher earnings and a temporary net reduction in other working capital items which together more than offset higher tobacco inventories. Investing activities in 1997 reflected the acquisition cost of Villazon, excluding the portion financed with seller notes, and capital expenditures principally to increase cigar manufacturing capacity. The financing activities reflected the proceeds of the Offering, which were used to repay bank borrowings that had been utilized principally to finance the Villazon Acquisition and the debt assumed from Culbro.

    The Company expects that it will make capital expenditures in excess of $10.0 million in fiscal 1997, $5.0 million of which will be made in connection with the expansion of its premium cigar manufacturing facilities. The Company has continued to increase its inventory of tobacco needed in making premium cigars.

    On March 5, 1997, the Company received $112.6 million of net proceeds from the Offering completed on February 28, 1997. The proceeds were used to repay bank borrowings that had been used to fund the Villazon Acquisition and the assumed Culbro general corporate debt, and to repay certain of the Villazon seller notes. On April 16, 1997, the Company repaid the $5 million mortgage on its New York City headquarters office building with borrowings under its revolving credit facility. The Company has available a $50 million three-year revolving bank credit agreement which it entered into on January 21, 1997.

    Prior to the Offering, the Company's retained earnings and historical capital accounts were included in the accompanying financial statements as Culbro Investment. Subsequent to receipt of the Offering proceeds, the Company's capital structure reflects the effect of the issuance of the Class A shares in the Offering, the Class B shares owned by Culbro, and retained earnings for the ensuing periods.

    Management believes that cash flow from operations and current borrowing capacity are sufficient to fund the Company's operations and its anticipated expansion plans.


RESULTS OF OPERATIONS

    Net sales increased 83.0%, or $32.1 million, to $70.7 million in the 1997 third quarter from $38.6 million in the 1996 third quarter. For the nine-month period, net sales increased 75.3%, or $77.1 million to $179.4 million from $102.3 million in the 1996 period. These increases reflected principally higher unit sales of cigars, principally premiums, and higher prices in all cigar categories. Both the quarter and the nine-month periods included sales of the newly acquired Villazon business as of January 1997.

    Gross profit for the quarter increased 94.2%, or $17.1 million, to $35.3 million from $18.2 million in the 1996 quarter. In the nine-month period, gross profit increased 82.7%, or $38.0 million to $84.0 million, from $46.0 million in the prior year's comparable period. Gross margin increased to 49.9% in the 1997 third quarter from 47.0% in the 1996 third quarter. In the 1997 nine-month period gross margin also increased to 46.8% from 45.0% last year. The increase in gross margin reflected higher prices and the benefit of increasingly higher unit sales of premium cigars.

    Selling, general and administrative expenses increased 42.9%, or $5.0 million, to $16.5 million in the 1997 third quarter from $11.5 million in the 1996 third quarter. For the nine-month period selling, general and administrative expenses increased 52.2%, or $16.1 million, to $46.8 million from $30.7 million in the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 23.3% and 26.1%, in the 1997 third quarter and nine-month period, respectively, compared to 29.9% and 30.0% in the 1996 third quarter and nine-month period, respectively. The decreases in selling, general and administrative expenses as a percentage of net sales in 1997 were due to the lower rates of increase in these expenses compared to the rates of the sales increase. Operating profits in the third quarter and nine-month period were more than twice the profits in comparable periods last year. As a result of the higher gross margin and lower expense to sales ratio, operating margins were 26.6% and 20.8%, in the third quarter and nine-month period, respectively compared to 17.2% and 14.9%, respectively in the comparable periods last year.

    The higher interest expense in the 1997 nine-month period reflects principally the cost of financing the Villazon Acquisition. The bank financing for the acquisition and certain of the sellers notes were repaid with the net proceeds from the Offering, which were received early in the second quarter.

    Net income increased 174.5% in the quarter and 139.9% in the nine-month period.

                                      SIGNATURES





PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





GENERAL CIGAR HOLDINGS, INC.





DATE: October 14, 1997                         /s/ Jay M. Green
                                        ----------------------------------------
                                                                 Jay M. Green
                                                    EXECUTIVE VICE PRESIDENT,
                                        CHIEF FINANCIAL OFFICER AND TREASURER





DATE: October 14, 1997                         /s/ Joseph Aird
                                        ----------------------------------------
                                                                  Joseph Aird
                                            SENIOR VICE PRESIDENT, CONTROLLER