Form 10-K
period 1997-11-29
GENERAL CIGAR HOLDINGS INC
filed 1998-02-27
CIK 1029456

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K
             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 29, 1997
                   -------------------------------------------

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 1-12757
                          GENERAL CIGAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           13-3922128
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

387 Park Avenue South, New York, New York                   10016-8899
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

(Registrant's Telephone Number, Including Area Code)      (212) 448-3800
                                                          --------------

Securities registered pursuant to Section
12(b) of the Act:
                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                      -------------------
Class A Common Stock, $0.01 par value              New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
                 None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $262,000,000 approximately, based on the closing sales price on the New York Stock Exchange on February 25, 1998.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 25, 1998 Class A Common Stock: 12,290,060 shares; Class B Common Stock: 15,293,898 shares.

      The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

Part                          Document
----                          --------

  I Annual Report to Shareholders for the fiscal year ended November 29, 1997 II Annual Report to Shareholders for the fiscal year ended November 29, 1997
III  Proxy Statement in connection with the 1998 Annual Meeting of Shareholders
 IV Annual Report to Shareholders for the fiscal year ended November 29, 1997 (such Annual Report is referred to hereinafter as the "Annual Report")

--------------------------------------------------------------------------------

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


                                     Part I

ITEM 1. - BUSINESS

General

      General Cigar Holdings, Inc. (which prior to February 1997 was a wholly-owned subsidiary of Culbro Corporation) and its principal operating subsidiary, General Cigar Co., Inc. (collectively, "General Cigar" or the "Company") is the largest manufacturer and marketer in the U.S. in both units and dollar sales of brand name premium cigars (imported, hand-made or hand-rolled cigars made with long filler and all natural tobacco leaf). General Cigar believes its Macanudo brand is the top selling premium cigar brand sold in the U.S. and that three of its other brands are in the top ten.

      General Cigar markets its cigars under a number of well-known brand names. General Cigar's premium cigars include the Macanudo, Partagas, Punch, Hoyo de Monterrey, El Rey Del Mundo, Temple Hall, Cohiba, Canaria d'Oro, Cifuentes and Ramon Allones brands. General Cigar's mass market large cigars include Garcia y Vega, White Owl, Robt. Burns and Wm. Penn. General Cigar's mass market small cigars include the Tiparillo and Tijuana Smalls brands, as well as smaller sizes of its other mass market brands. General Cigar does not participate in the market for little cigars, which are cigars that resemble cigarettes. General Cigar also is the exclusive U.S. distributor of French made Djeep disposable lighters, and it operates Club Macanudo, a cigar bar located in New York City. A second Club Macanudo is scheduled to open in Chicago in April 1998.

      General Cigar is a grower and supplier of Connecticut Shade tobacco grown on its own farms and used in making Macanudo, Temple Hall, Garcia y Vega and other cigars. The Connecticut Shade tobacco used for wrapper on General Cigar's cigars is sent to the Dominican Republic from Connecticut for curing and fermentation, after which it is shipped back to the U.S. for aging. After aging for one year, the bales of Connecticut Shade are returned to the Dominican Republic for an additional period of fermentation, and are then sent back to the U.S. a second time for additional aging before being shipped to General Cigar's cigar manufacturing facilities in the Dominican Republic and Jamaica. Approximately 33% of General Cigar's Connecticut Shade tobacco is sold to third parties.

Sales and Marketing

      General Cigar sells its cigar products throughout the U.S. to over 1,300 customers, consisting of wholesale distributors, direct buying chains (including food, drug, mass merchant, buying clubs and convenience store chains), tobacconists, specialty retailers (such as Neiman Marcus and Orvis) and consumer catalogue retailers. In 1997 one customer, J.R. Tobacco Company, accounted for approximately 11.5% of General Cigar's total sales.

      General Cigar has a full-time, in-house sales analysis group, which reviews cigar industry consumption reports prepared by national sales audit firms, as well as sales information provided by retailers with respect to which General Cigar acts as category manager. General Cigar also employs a direct sales force to develop and service its sales to wholesalers, distributors, direct buying chains and tobacconists. General Cigar's sales force is composed of two groups, one group responsible for the sale of all General Cigar's products and a separate group of "premium specialists" focusing on the sale and promotion of premium cigars with tobacconists, cigar clubs, restaurants, premium cigar distributors and other specialty retailers. General Cigar's sales force operates nationally with account coverage structured geographically to provide for close relationships with local customers.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      General Cigar actively pursues innovative outlets for marketing its premium cigars to the luxury goods consumer, such as golf pro shops and upscale wine shops. General Cigar also has developed a program through which it markets cigars and cigar menus directly to restaurants. With respect to its mass market brands, General Cigar has adopted a program to promote its brands with certain retailers, such as CVS and Walmart/McLane, by acting as tobacco Acategory manager". General Cigar also provides a wide variety of cigar merchandising fixtures and point-of-sales support to its retailers. These fixtures help to maintain an attractive in-store product presentation and to improve shelf space and positioning of General Cigar's brands.

      General Cigar advertises its premium cigar products in cigar specialty magazines, such as Cigar Aficionado and Smoke, as well as general magazines targeted to an upscale adult audience such as Fortune, Forbes and Golf Digest. General Cigar advertises its mass market cigar products primarily through newspapers, sports magazines and similar publications, as well as its website, "cigarworld.com." General Cigar has substantially increased its marketing and advertising expenditures in order to continue to build the brand recognition of its premium cigar brands, as well as to support new product introductions. Since 1993, General Cigar has brought to market a broad array of new products and brand extensions primarily in connection with its brand-oriented cigar marketing, including limited edition cigars under the Partagas 150 and multi-year Macanudo Vintage offerings and Macanudo, Cohiba, Cifuentes and Partagas branded logo apparel.

      Sales of General Cigar's cigar products outside of the U.S. currently are not material, although General Cigar plans to increase its international presence, particularly with respect to the Macanudo brand. General Cigar will focus its efforts in the United Kingdom, Germany, France, Spain, China, Russia and certain countries in South America, as well as duty free markets worldwide. General Cigar recently became the only U.S. cigar maker to receive approval from the government of China to market and sell its products in that country. General Cigar already has begun distributing premium and mass market cigars in China.

      On October 2, 1997, the Company acquired DB International Marketing, Ltd., ("DBI") a U.K. based cigar distribution company, which previously was a customer of the Company. DBI was subsequently renamed General Cigar International ("GCI"). The purchase price has been estimated at $7.0 million of which $2.0 million was paid at closing. The final purchase price will be determined based on a percentage of sales for each of the succeeding fiscal years through the year 2000. The excess of the estimated purchase price over the net tangible assets acquired was approximately $6.7 million, and is being amortized over 15 years. DBI sales and operating profit for the period in fiscal 1997 prior to the acquisition were $6.3 million and $0.9 million, respectively.

Trademarks

      General Cigar's success and ability to compete are dependent to a significant degree on its trademarks. General Cigar generally owns the trademarks under which its products are sold. General Cigar has registered its trademarks in the U.S. and many other countries and will continue to do so as new trademarks are developed or acquired. General Cigar holds the right to use the Macanudo trademark and brand name for cigars in many countries worldwide. General Cigar does not, however, hold or own the right to use certain of its well-known trademarks and brand names, including Partagas and Cohiba, in most foreign markets. General Cigar's ability to expand into such markets by capitalizing on the strength of its brand names in the U.S. may be limited by its inability to use or acquire such brand names in those foreign markets. General Cigar pays royalties to the prior owners of certain of its trademarks. Such payments are not material. General Cigar owns the following U.S. trademarks:

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


Premium Cigar Brands                            Mass Market Cigar Brands
--------------------                            ------------------------
 Macanudo                                       Garcia y Vega
 Partagas                                       White Owl
 Punch                                          Tiparillo
 Hoyo de Monterrey                              Robt. Burns
 Cohiba                                         Tijuana Smalls
 Cifuentes                                      Wm. Penn
 Excalibur                                      Lord Beaconsfield
 Ramon Allones                                  Villa De Cuba
 Temple Hall                                    Pedro Iglesias
 El Rey Del Mundo                               Top Stone
 Canaria d'Oro                                  Villazon Deluxe
 Bolivar
 Belinda
 Bances

      General Cigar vigorously defends its trademarks from their improper use by others, including the manufacturers and distributors of infringing and counterfeit cigars. In December 1997 General Cigar was issued a preliminary injunction by a U.S. District Court against Global Direct Marketing, a New York company distributing cigars which infringed General Cigar's Cohiba brand. See also "Legal Proceedings - Other Litigation" for a discussion of other proceedings related to General Cigar's Cohiba brand.

Raw Materials

      General Cigar has strong relationships with tobacco suppliers and is expanding its commercial and technical ties with local growers to secure a variety of sources for raw materials, ensure the quality of its raw materials and maximize cost savings.

      The most important material in the manufacture of cigars is properly aged tobacco. Arrangements for the procurement of tobacco typically are made at the time the tobacco is planted, approximately three to four years before the tobacco will be manufactured into cigars. General Cigar buys tobacco directly from a large number of suppliers worldwide and does not believe that it is dependent on any single source for tobacco. During 1996, General Cigar discontinued shipping Macanudo cigars for a two month period as excessive demand led to a shortage of properly aged and blended tobacco. General Cigar has experienced shortages in Cameroon-grown natural wrapper tobacco, which is used in making Partagas and Cohiba cigars, due to the increase in demand for high quality natural wrapped cigars. Because General Cigar is a leading grower and supplier of Connecticut Shade tobacco, which is used in making Macanudo, Temple Hall and Garcia y Vega cigars, General Cigar has not experienced similar shortages with respect to Connecticut Shade. The increase in demand has caused the price of natural wrapper and premium cigar tobaccos to increase. General Cigar has an extensive seed development program to improve the wrapper tobacco characteristics. General Cigar lost certain seed samples and records in a fire in 1994. It is currently litigating its claim for the value of its lost seeds with its property insurance carrier.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


Competition

      General Cigar is the largest manufacturer and marketer in the U.S. in both units and dollar sales of brand name premium cigars. General Cigar's main competitors in the branded and private label premium markets include Davidoff, Fuente, Consolidated Cigar Holdings Inc. and Matasa. In addition, the increased demand for cigars and the relatively low barriers to entry have led to many new entrants in the premium cigar manufacturing business. General Cigar's main competitors in the mass market cigar market are Swisher International Group Inc., Consolidated Cigar Holdings, Inc., and Havatampa/Phillies Cigar Corporation, which was recently acquired by multi-national Tabacalera, S.A., the former Spanish tobacco monopoly. It has been reported that Tabacalera, S.A. will also become a competitor in the premium market.

The Tobacco Industry

      Regulation

      Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the purchase of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the recent increase in popularity and visibility of cigars could lead to an increase in the regulation of cigars. A variety of bills relating to tobacco issues have been introduced in recent sessions of the U.S. Congress, including bills that would have (i) prohibited the advertising and promotion of all tobacco products or restricted or eliminated the deductibility of such advertising expenses, (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins, (iii) shifted regulatory control of tobacco products and advertisements, (iv) substantially increased tobacco excise taxes and (v) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases.

      Recently various legislative initiatives have been proposed in connection with the highly publicized proposed settlement of the various State Attorneys General medicare actions and the class action and private lawsuits involving the major cigarette manufacturers and the largest smokeless tobacco company. While cigar manufacturers were neither defendants in such actions not participants in the settlement, various of the legislative initiatives proposed to implement aspects of the settlement have applied to all tobacco products, including cigars. Moreover, respected members of the public health community and others have called for Food and Drug Administration ("FDA") jurisdiction over all tobacco products which contain nicotine. While no reliable standard testing procedure has been established for cigars because of their many types, sizes and shapes, and manner of use, it is undisputed cigars contain nicotine and some will call for FDA regulation of cigars for that reason. The settlement, if enacted into law as negotiated and applied to cigars, would impose severe restrictions upon the way General Cigar manufactures, advertises and promotes its cigars and in the manner which many retailers could display and sell them.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      In August 1996, the FDA published a final rule on tobacco in the Federal Register. Specifically, the rule prohibits a variety of activities relating to the sale of cigarettes and smokeless tobacco, including the distribution of non-tobacco items, such as hats and tee shirts, that carry cigarette logos. These regulations are not currently applicable to cigars; however, there can be no assurance that these regulations will not be extended to include cigars in the future. A significant portion of General Cigar's Djeep lighter sales is to cigarette manufacturers who sell or give away such lighters with their cigarettes. These regulations would have a material adverse effect on General Cigar's Djeep lighter business. A federal court recently ordered the FDA not to implement the advertising and promotional restrictions which would have affected the Djeep lighter business. The court, however, upheld FDA jurisdiction over cigarettes and smokeless tobacco. The decision has been appealed by both the FDA and the tobacco companies and a decision from the appellate court is expected soon.

      The FDA considered asserting jurisdiction over little cigars in 1995. It declined to do so in the final rule issued in August 1996 principally because the FDA concluded that little cigars were not used significantly by teenagers. In May 1997 the Center for Disease Control ("CDC") issued a widely publicized report that has come most often to be cited for the claim that "more than a quarter of the nation's teenagers have smoked a cigar in the past year." While General Cigar does not produce little cigars and believes the incidence of youth usage of cigars has been exaggerated, the CDC report is being cited as justification for extending the legislation implementing the proposed settlement to all cigars, and for FDA jurisdiction of all cigars.

      In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies also have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the sales or operations of General Cigar. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas, regulating point of sale placement and promotions and requiring warning labels. In California, an important state for General Cigar's sales, the exemption from no-smoking regulations accorded taverns, bars and cigar bars expired January 1, 1998.

      California requires "clear and reasonable" warnings to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. As a result, all of General Cigar's cigar packaging has, since 1989, contained the following: "WARNING: This Product Contains/Produces Chemicals Known to the State of California to Cause Cancer, and Birth Defects or Other Reproductive Harm". Legislation recently introduced in Massachusetts would, if enacted, also require warning labels on cigar packaging. Texas, Minnesota and Utah have recently passed ingredient, additive and/or nicotine disclosure laws applicable to cigars. Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco smoke on non-smokers (so called "second-hand" smoke). The expressed concern of the California legislators who supported the expiration of the no-smoking exemption for taverns, bars and cigar bars was the effect of second-hand smoke on the employees of such establishments. There can be no assurance that regulations relating to second-hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on General Cigar's financial condition.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      The U.S. Environmental Protection Agency (the "EPA") published a report in 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. Also, a study published in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking.

      The National Cancer Institute is expected to issue in the very near future a comprehensive report describing research into cigars and health. The report is expected to be generally adverse and widely publicized and could affect pending and future tobacco regulation and litigation. See "Litigation."

      In February 1998, the Federal Trade Commission ("FTC") issued orders to five of the largest cigar companies, including General Cigar, requiring them to file "special reports" on their sales and advertising expenditures. The FTC orders require the cigar manufacturers to report the total number of cigars sold, the total dollar volume of cigar sales, and the total dollar amounts expended on cigar advertising, merchandising and promotion in 1996 and 1997. The orders also require a breakdown of different categories of advertising and marketing expenses for each cigar brand marketed, including any payments for placement of cigar products in movies and on television. These categories of information are similar to the categories of information that the cigarette and smokeless tobacco manufacturers are required to report to the FTC, and which is reported on an aggregate basis by the FTC to Congress. General Cigar voluntarily provided advertising materials to the FTC staff in 1996 and intends to comply with the orders and cooperate with the FTC investigation, which could lead to regulations and/or legislation respecting cigar advertising and promotion, including health warning labels.

      Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on General Cigar's business.

      Litigation

      Historically, the cigar industry has experienced less health-related litigation than the cigarette and smokeless tobacco industries have experienced.

      Litigation against the cigarette industry historically has been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cipollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry generally have been unsuccessful. A jury in Florida, however, determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective, awarding the plaintiffs a total of $750,000 in damages.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought by individual states or other entities that provide payments for medical services generally to recover medical costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are defending certain of these actions (such as in Minnesota where a trial is in progress) and have settled others, reportedly for tens of billions of dollars to be paid over many years.

      In 1996 the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano recently have been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to secondhand smoke. The flight attendants' action reportedly has been settled by some or all of the defendant cigarette manufacturers for over $300 million.

See "ITEM 3. - Legal Proceedings."

Excise Taxes

      Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 12.75% of the manufacturer's selling price, net of the federal excise tax and certain other exclusions, capped at $30.00 per thousand cigars.

      In 1993 the Clinton Administration proposed a significant increase in excise taxes on cigars, pipe tobacco, cigarettes and other tobacco products to fund the Clinton Administration's health care reform program. General Cigar believes that the volume of cigars sold would have been dramatically reduced if excise taxes were enacted as originally proposed. In 1998 various legislative initiatives relating to the proposed cigarette settlement have been proposed which, if enacted, could raise the federal cigarette excise tax significantly. Several of these proposed bills would apply to other tobacco products, including cigars, and raise their excise tax proportionately. Enactment of these initiatives could have a material adverse effect on the business of General Cigar. General Cigar is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

      Tobacco products also are subject to certain state and local taxes. Childrens' health concerns at the state level exert pressure to increase tobacco taxes. The number of states that impose excise taxes on cigars is over 40. State cigar excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


Employees

      General Cigar employs approximately 6,000 persons, plus an additional 1,000 seasonal employees. At present, employees at General Cigar's Kingston, Jamaica location are represented by two unions, the Trade Union Congress ("TUC"), which represents production and maintenance workers, and the Bustamante International Trade Union ("BITU"), which represents supervisors and office and clerical employees. General Cigar's contract with TUC expires in March 1999, and its contract with BITU expired in December 1997 but is mutually extended while the parties are renegotiating the terms. On occasion, work stoppages have occurred during the negotiation of new union contracts in Jamaica, and there can be no assurance that such a stoppage will not occur in connection with the negotiation of any new contract.

      In addition, employees at General Cigar's Villazon & Company facility in Tampa, Florida are represented by the Cigar Makers' Union Local 533 of the Retail, Wholesale and Department Store Union AFL-CIO-CLC. General Cigar is in a dispute with the Union Trustees as to contributions required to be made by it and the sellers of the Villazon & Company business to the Union's multi-employer pension fund. No other employees of General Cigar are represented by unions. General Cigar believes that its relations with its employees are satisfactory. Recently, the increased demand for cigars has led to increased demand for cigar rollers, and a number of these employees have taken advantage of employment opportunities with competitors and new market entrants.

ITEM 2. - Properties

      Land Holdings

      General Cigar owns approximately 1,100 acres of land in the Connecticut River Valley used in its tobacco growing operations. In addition, General Cigar is leasing for a ten-year period approximately 500 acres of arable land in Connecticut from its former affiliate Griffin Land & Nurseries, Inc. ("Griffin"). Griffin at its option may terminate the lease as to 100 acres annually.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      Principal Properties

      As of February 25, 1998, the principal properties owned or leased (most leases are subject to renewal) by General Cigar for use in its business included:

                           Owned         Lease
Location                   or            Expiration    Nature of Operations       Approximate
--------                   Leased        Date          --------------------       Floor Space (1)
                           ------        ----                                     ---------------

New York, New York         Owned(2)      N/A           Executive Offices-New      210,000
                                                       York Headquarters
New York, New York         Leased        8/31/05       Club Macanudo-Cigar Bar    5,000
Kingston, Jamaica, W.I.    Owned         N/A           Cigar Manufacturing        119,000
Dothan, Alabama            Leased (3)    11/1/01       Cigar Manufacturing &      165,000
                                                       Warehousing
Hatfield, Massachusetts    Owned         N/A           Tobacco Warehouse          81,000
Santiago, Dominican        Leased (4)    10/31/01      Tobacco Processing, Cigar  384,243
Republic                                               Manufacturing & Storage
Dominican Republic         Leased        9/15/01       Tobacco Growing            80 acres
Bloomfield, Connecticut    Leased        8/30/06       General Cigar Co., Inc.    11,137
                                                       Executive Offices
Bloomfield, Connecticut    Leased        10/17/06      General Cigar Co., Inc.    12,500
                                                       Bloomfield Headquarters
Bloomfield, Connecticut    Owned         N/A           Warehouse                  30,000

Ellington, Connecticut     Owned         N/A           Tobacco Growing            202 acres
Granby, Connecticut        Owned         N/A           Tobacco Growing            449.3 acres
Suffield, Connecticut      Owned         N/A           Tobacco Growing            204.8 acres
Woking, England            Leased        12/9/2018     Office                     1,352 square feet
San Pedro Sula, Honduras   Owned         N/A           Manufacturing &            6.9 acres (entire
                                                       Distribution               site)

San Pedro Sula, Honduras   Leased        3/31/99       Offices                    421 square meters
Danli, Honduras            Owned         N/A           Manufacturing &            5,500 square meters
                                                       Distribution
Tampa, Florida             Owned         N/A           Executive Offices,         57,500
                                                       Manufacturing &
                                                       Distribution
Upper Saddle River, New    Leased        12/31/00      Sales & Distribution       21,500
Jersey
Chicago, Illinois          Leased        9/31/01       Club Macanudo-Cigar Bar    11,000

--------------
(1) In square feet, except where indicated.

(2) General Cigar uses approximately 25,000 square feet. The balance is leased or available for lease.

(3) Industrial Revenue Bond financing lease. General Cigar owns a 52,000 square foot warehouse in Dothan, Alabama that is leased to a third party.

(4) General Cigar leases property in Santiago, Dominican Republic for its cigar manufacturing, tobacco processing and tobacco warehousing operations. These operations are conducted in several different facilities which are subject to 11 different leases. The leases have expiration dates ranging from 1998 to 2001 and each is subject to a renewal option. General Cigar subleases 70,000 square feet of these facilities to Shade Leaf Processors.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      General Cigar believes that its existing manufacturing facilities and distribution centers are adequate for the current level of General Cigar's operations. General Cigar is, however, in the process of expanding its operations to meet increasing demand. General Cigar recently completed the expansion of its manufacturing space in Jamaica, through a combination of new construction and reconfiguration of existing space at those facilities to increase the overall square footage devoted to the manufacturing process. A similar expansion in the Dominican Republic is nearing completion.

      Capital expenditures in 1998 are projected at approximately $20 million, principally to complete current manufacturing capacity expansion projects, and install a new computer system. General Cigar has commenced installation of a new computer information system which will provide significantly enhanced systems capability, as well as "Year 2000" readiness. The cost of the entire project is estimated at $7 million, and the funds will be expended principally in 1998.

      General Cigar believes that its facilities are well maintained and in substantial compliance with environmental laws and regulations.

ITEM 3. - Legal Proceedings

      Tobacco Litigation

      General Cigar is a party to lawsuits incidental to its business. General Cigar has been named in a lawsuit brought in federal court in Tampa, Florida by a prisoner seeking damages for personal injury allegedly caused by smoking cigars manufactured by General Cigar. General Cigar has moved to dismiss the case and the motion to dismiss is pending. General Cigar, together with a variety of other tobacco product manufacturers and retailers, has been named in eight suits in Florida since 1995; however, it has been served in only five of these lawsuits and in four such cases was voluntarily dismissed as a defendant (without prejudice in each such dismissed case). One of the suits in which General Cigar has been named but not served is a putative class action, filed on or about August 30, 1996, brought against General Cigar and 13 other defendants on behalf of Florida residents alleged to be addicted to nicotine and injured as a result of smoking cigarettes. In addition, General Cigar and 13 others were named as defendants in two "form" complaints that identified no plaintiffs, filed in August 1996, apparently in contemplation of filing additional complaints on behalf of individual plaintiffs. General Cigar has not been served with complaints in any such cases. General Cigar believes that the outcome of such legal proceedings as are pending will not in the aggregate have a material adverse effect on General Cigar's consolidated financial position. General Cigar carries general liability insurance but has no health hazard policy, which, to the best of General Cigar's knowledge, is consistent with industry practice. There can be no assurance, however, that there will not be an increase in health-related litigation against cigar manufacturers. The costs to General Cigar of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on General Cigar's business. The recent increase in the consumption of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims against cigars.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      Other Litigation

      In the spring of 1995, General Cigar discovered and immediately notified U.S. Customs officials that packages of marijuana were passing through its Dothan, Alabama plant, apparently secreted by persons still unknown in cigar shipping cartons originating from General Cigar's Kingston, Jamaica plant. General Cigar has since fully cooperated with U.S. Customs and other federal and state officials throughout their investigation of this alleged drug trafficking.

      As a result of investigating the drug shipments, General Cigar uncovered information which led to the conviction of one of its senior managers on 25 counts of mail fraud, who was sentenced to 44 months in a federal prison. The employee brought suit (which was withdrawn in January 1998) for wrongful termination and alleged a number of illegal activities by General Cigar, including election campaign contribution violations. The alleged improper campaign contributions, aggregating $11,000, have been refunded by such campaigns. General Cigar entered into a conciliation agreement with the Federal Election Commission pursuant to which it paid in 1997 a penalty of $80,000 in connection with these contributions. General Cigar denied any intent to violate the election law.

      In May 1995, the SEC began an informal investigation into trading in the common stock of Culbro Corporation, the then parent company of General Cigar ("Culbro"), in the period prior to Culbro's announcement of an agreement in principle to sell a 51% interest in General Cigar. The SEC staff was provided with numerous documents they requested and they interviewed several officers of Culbro and General Cigar. General Cigar does not know the status of the investigation, but it received no communication from the SEC in 1997.

      Empressa Cubana Del Tabaco ("Cubatabaco") filed a petition on January 15, 1997 in the United States Patent and Trademark Office ("USPTO") to cancel General Cigar's two United States trademark registrations of the name Cohiba for use in connection with cigars. Cubatabaco's petition was filed in response to the USPTO's anticipated rejection of its attempt to register its Cohiba trademark in the United States. Subsequently, Cubatabaco filed suit against General Cigar in U.S. District Court to preliminarily and permanently enjoin General Cigar's sales of Cohiba cigars and for monetary damages. General Cigar believes its Cohiba registrations were properly issued by the USPTO and are valid and that it owns the exclusive right to use the Cohiba mark in the United States. General Cigar will vigorously defend its rights and registrations in these proceedings. Both proceedings have been suspended by agreement of the parties as the parties negotiate a possible settlement of the dispute. General Cigar's sales of Cohiba cigars represent a small, but growing, percentage of its premium cigar sales.

      General Cigar believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on General Cigar's consolidated financial position. There can be no assurance, however, that General Cigar will not experience material health-related litigation in the future. For a discussion of litigation affecting the tobacco industry in general, see "ITEM 1 - Business - The Tobacco Industry - Litigation".

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


--------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS: Certain matters discussed within this Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws. Such statements include, without limitations, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements (i) changes in consumer preferences resulting in a decline in the demand for and consumption of cigars; (ii) an inability on the part of the Company to increase production of cigars, particularly premium cigars, to meet demand as a result of, among other things, a shortage of raw materials, trained labor or production capacity, (iii) an increase in the price of raw materials, (iv) additional governmental regulation of tobacco or further tobacco litigation, (v) enactment of new, or significant increases in existing, excise or other taxes or fees or (vi) political and/or economic instability in foreign countries where the Company has operations.
--------------------------------------------------------------------------------

                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
      AND RELATED SECURITY HOLDER MATTERS

      On February 24, 1998 the approximate number of record holders of Common Stock (of Class A and Class B shares) of General Cigar (including Culbro holders who have not yet tendered their Culbro shares for exchange) was approximately 850 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price of the Class A Common Stock as quoted on the New York Stock Exchange on such date was $15.25 per share. The information appearing (i) under Quarterly Data on Common Shares in the Annual Report, (ii) in Note 9 to the Consolidated Financial Statements and
(iii) in Note 14 to the Consolidated Financial Statements are hereby incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The Consolidated Statement of Operations and the Selected Financial Data appearing in the Annual Report are hereby incorporated by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Management's Discussion and Analysis in the Annual Report is hereby incorporated by reference.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements together with the Report of Independent Accountants are hereby incorporated by reference.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      In accordance with General Instruction G-3 to Form 10-K, the information called for in this Item 10 with respect to directors is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such proxy statement.

      The following table sets forth the information called for in this Item 10 with respect to executive officers and other key employees of General Cigar. Unless otherwise specified, all references prior to 1997 are to Culbro.

Name of executive               Other present    Year          Other positions
officer and                     positions and    service       or other business
present principal               offices          as executive  experience during
position                        (beginning       officer       past five
(beginning year)          Age   year)            began         years (years)
----------------          ---   -------------    -----         -------------

Edgar M. Cullman          80    Director         1963          None
Chairman of the Board           (1961)
(1975)

Edgar M. Cullman, Jr.     51    Director         1983          Chief Operating
President (1984)                (1982)                         Officer
                                Chief Executive                (1992-1996)
                                Officer (1996)

Edward B. Polite          53    Chief Operating  1998          President, CMS
Executive Vice President        Officer (1998)                 Gilbreth
(1997)                                                         Packaging Systems
                                                               (1992-1996)

Jay M. Green              50    Treasurer        1988          None
Executive Vice                  (1988)
President and Chief
Financial Officer (1988)

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


Name of executive               Other present    Year          Other positions
officer and                     positions and    service       or other business
present principal               offices          as executive  experience during
position                        (beginning       officer       past five
(beginning year)          Age   year)            began         years (years)
----------------          ---   -------------    -----         -------------

A. Ross Wollen            54    Senior Vice      1977          None
General Counsel                 President
(1980)                          (1983)
                                Secretary
                                (1987)

Joseph C. Aird            53    None             1987          None
Senior Vice President-
Controller (1987)

David M. Danziger         32    Senior Vice      1996          Director of
Vice President                  President-                     Operational
Corporate Development           Villazon &                     Projects - The
(1996)                          Company (a                     Eli Witt Company
                                subsidiary of                  (7/95-1/96);
                                General Cigar)                 Harvard Business
                                (1998)                         School (MBA)
                                                               (9/92-6/94)

Austin T. McNamara        43    President of     1994          Senior Vice
Executive Vice President        General  Cigar                 President of
(1996)                          Co., Inc.                      Sales & Marketing
                                (1994)                         (1993-1994)

Janet A. Krajewski        43    None             1993          None
Vice President-Taxes
(1993)

      All of the Company's executive officers are subject to annual reelection. There were and are no understandings or arrangements between any of the Company's executive officers and any other person (except directors and officers acting solely in their capacities as such) pursuant to which any executive officer was selected as an officer. Messrs. Wollen and Green have employment agreements terminating in 1999 and 2000, respectively. Positions not otherwise identified are with the Company.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements (annexed hereto): There are filed as part of this Report on Form 10-K: the Consent and Report of Independent Accountants; and the Consolidated Financial Statements (including Notes) of the Company. See Index To Financial Statements and Additional Financial Data.

      (a)(2) Schedules (annexed hereto): Financial Statement Schedules required by Item 8 of Form 10-K for the fiscal years ended 1997, 1996 and 1995. See Index To Financial Statements and Additional Financial Data.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      (a)(3) Exhibits. Certain exhibits are incorporated herein by reference to the Registration Statement of the Company on Form S-1 filed December 24, 1996 (No. 333-18791) of which the Prospectus is a part (the "Registration Statement"). (Enumeration corresponds to the Exhibit Table, Item 601, Regulation S-K. Items not enumerated are not applicable).

      (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

      (A) Form of Distribution Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc. (Incorporated by reference to
Exhibit 2.1 of the Registration Statement).

      (B) Form of Merger Agreement between Culbro Corporation and General Cigar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Registration Statement).

      (3) The Certificate of Incorporation and By-Laws of the Company.

      (A) The Certificate of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 of the Registration Statement).

      (B) The By-Laws, as amended to date (Incorporated by reference to Exhibits
3.2 of the Registration Statement).

      (4) Instruments Defining the Rights of Security Holders, Including Indentures.

      (A) Credit Agreement dated as of January 21, 1997 among General Cigar Co., Inc. as Borrower; General Cigar Holdings, Inc., 387 PAS Corp., Club Macanudo, Inc., GCH Transportation, Inc. and Villazon & Company, Inc., as Guarantors; the Lenders from time to time parties thereto; and Chase Securities as arranger, with the Chase Manhattan Bank as Administrative Agent (Incorporated by reference to Exhibit 10.17 of the Registration Statement), as amended to date.

      Certain other documents evidencing indebtedness of the Company are not filed herewith in reliance upon the exemption provided by Item
601(b)(4)(iii)(A); the Registrant hereby undertakes to furnish a copy of such documents to the Commission upon request.

      (10) Material Contracts; Executive Compensation Plans and Arrangements.

      (A) 1992 Stock Plan of Culbro Corporation, dated December 10, 1993 (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 3, 1993, for its Annual Meeting of Shareholders held on April 8, 1993).

      (B) Stock Option Plan for Non-employee Directors of Culbro Corporation, dated December 10, 1993 (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 3, 1993, for its Annual Meeting of Shareholders held on April 8, 1993).

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      (C) 1991 Employees Incentive Stock Option Plan of Culbro Corporation (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated April 9, 1991, for its 1991 Annual Meeting of Shareholders held on May 9, 1991).

      (D) 1983 Employees Incentive Stock Option Plan of Culbro Corporation, as amended (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated April 6, 1983, for its Annual Meeting of Shareholders held on May 12, 1983 and to the Appendix filed pursuant to Rule 424(C) under the Securities Act of 1933, as amended, dated March 3, 1987).

      (E) Employment Contract between Culbro Corporation and Jay M. Green (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 14, 1994, for its Annual Meeting of Shareholders held April 7, 1994) and amendment dated January 11, 1997 (Incorporated by reference to Exhibit 10.7 of the Registration Statement).

      (F) Employment Agreement, dated June 6, 1997, between Culbro Corporation, General Cigar Holdings, Inc. and A. Ross Wollen.

      (G) Stock Option Plan for Non-employee Directors of Culbro Corporation, dated March 7, 1996 (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 15, 1996, for its Annual Meeting of Shareholders held on April 11, 1996).

      (H) General Cigar Holdings, Inc. 1997 Stock Plan.

      (I) 1996 Stock Plan of Culbro Corporation, dated as of March 15, 1996 (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 15, 1996, for its Annual Meeting of Shareholders held on April 11, 1996).

      (10) Material Contracts; Other

      (J) Asset Purchase Agreement, dated as of December 20, 1996, among General Cigar Co., Inc., Villazon & Company, Inc. and the Stockholders (as defined therein) (Incorporated by reference to Exhibit 10.1 of the Registration Statement).

      (K) Stock Purchase Agreement, dated as of December 23, 1996, among General Cigar Co., Inc., Honduras American Tabaco, S.A. de C.V., and the Sellers (as defined therein) (Incorporated by reference to Exhibit 10.2 of the Registration Statement).

      (L) Form of Tax Sharing Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to
Exhibit 10.3 of the Registration Statement).

      (M) Form of Benefits and Employment Matters Allocation Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to Exhibit 10.4 of the Registration Statement).

      (N) Form of Services Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to
Exhibit 10.5 of the Registration Statement).

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


      (O) Form of Agricultural Lease between Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to Exhibit 10.6 of the Registration Statement).

      (13) Annual Report to Security Holders.

            The Company's Annual Report to Shareholders for 1997 (portions of which are annexed hereto). Such Annual Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" or incorporated by reference as part of this Form 10-K.

      (21) Subsidiaries.

            List of Subsidiaries.

      (28) Undertaking.

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference to registrant's Prospectus on Form S-8 (Incorporated by reference to the Form S-8 (File Number 333-30659) of the Company filed July 2, 1997) and subsequent Form S-8's:

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

      (b) The Company filed no reports on Form 8-K.

      (c) See (a)(3) above.

      (d) See Index to Financial Statements and Additional Financial Data.

FORM 10-K                                           GENERAL CIGAR HOLDINGS, INC.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL CIGAR HOLDINGS, INC.


                                     By  /s/ JAY M. GREEN
                                         ----------------
                                         Jay M. Green
                                         Executive Vice President-Finance and
                                         Administration

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Company and in the capacities indicated as of February 19, 1998.

         Signatures                                   Title
         ----------                                   -----


/s/  BRUCE A BARNET                                  Director
----------------------------
(Bruce A. Barnet)


/s/  JOHN L. BERNBACH                                Director
----------------------------
(John L. Bernbach)


/s/  EDGAR M. CULLMAN                         Chairman of the Board
----------------------------                       and Director
(Edgar M. Cullman)


/s/  EDGAR M. CULLMAN, JR.                   President, Director and
----------------------------                 Chief Executive Officer
(Edgar M. Cullman, Jr.)


/s/  SUSAN R. CULLMAN                                Director
----------------------------
(Susan R. Cullman)


/s/  JOHN L. ERNST                                   Director
----------------------------
(John L. Ernst)


/s/  JAY M. GREEN                          Executive Vice President and
----------------------------               Principal Financial Officer
(Jay M. Green)


/s/  THOMAS C. ISRAEL                                Director
----------------------------
(Thomas C. Israel)


/s/  DAN W. LUFKIN                                   Director
----------------------------
(Dan W. Lufkin)


/s/  GRAHAM V. SHERREN                               Director
----------------------------
(Graham V. Sherren)


/s/  PETER J. SOLOMON                                Director
----------------------------
(Peter J. Solomon)


/s/  FRANCIS T. VINCENT, JR.                         Director
----------------------------
(Francis T. Vincent, Jr.)


/s/  JOSEPH C. AIRD                       Senior Vice President and Controller
----------------------------
(Joseph C. Aird)

Quarterly Data on Common Shares

      The following are the high and low closing prices of the Class A common shares of the Company in 1997 as traded on the New York Stock Exchange from the February 28, 1997 date of commencement of public trading (NYSE:MPP) through the Company's fiscal year end on November 29, 1997.

                    1st Quarter            2nd Quarter             3rd Quarter            4th Quarter
                  High       Low          High       Low         High       Low         High        Low
       ----------------------------------------------------------------------------------------------------
        1997         23     22 1/8        29 5/8     20 3/8      31 3/4     21 3/8      33 1/4      20 1/4

      No cash dividends have been declared.


Selected Financial Data

(dollars in thousands except per share data)      1997        1996        1995        1994         1993
------------------------------------------------------------------------------------------------------------------------------------
Net sales and other revenue                     $262,833    $154,676    $124,033    $ 89,538    $  76,825
Operating profit                                  59,959      20,243      17,624       8,043        2,378
Income before cumulative effect of
   accounting change (SFAS 106 in 1993)           36,064      12,407      11,324       4,550        1,307
Pro forma income per common share
   before cumulative effect of
   accounting change                                1.26        0.44        0.40        0.16         0.05
Net income (loss)                                 36,064      12,407      11,324       4,550       (3,049)
Pro forma net income (loss) per common share        1.26        0.44        0.40        0.16        (0.11)
Working capital                                  133,129      65,121      43,632      41,176       45,001
Property and equipment, net                       67,489      52,507      46,492      47,125       48,597
Total assets                                     320,205     145,042     113,655     100,974      104,551
Long-term debt                                    47,540      11,079      11,352       6,998        2,901

Management's Discussion and Analysis

Liquidity and Capital Resources

In 1997, net cash flow of $0.7 million was provided by operating activities compared to net cash of $4.9 million used in operating activities in 1996. Both years reflected principally higher tobacco inventories, accounts receivable, and accounts payable and accrued liabilities. The Company continued to increase its inventories of tobacco in 1997 to ensure supplies for future cigar production. The increase in accounts payable reflects the higher tobacco purchases. The increase in accounts receivable reflects the increase in sales. Investing activities in 1997 reflected the acquisition cost of Villazon, excluding the portion financed with seller notes, capital expenditures principally to increase cigar manufacturing capacity, and the acquisition in October of GCI, a UK cigar marketing and distribution company.

   The financing activities reflected the proceeds of approximately $111.5 million from the initial public offering (the "Offering"), which was completed on February 28, 1997. The proceeds were used principally to repay bank borrowings under a Bank Credit Agreement (the "Credit Agreement") that had been used to finance the Villazon Acquisition and repay debt assumed from Culbro. The Credit Agreement, which the Company entered into on January 21, 1997, currently provides a $50 million three-year revolving credit facility. On April 16, 1997, the Company repaid a $5 million mortgage on its New York City headquarters office building with borrowings under the revolving credit facility.

   Prior to the Offering, the Company's retained earnings and historical capital accounts were included in the accompanying financial statements as Culbro Investment. Subsequent to the Offering, the Company's capital structure reflects the proceeds from the issuance of the Class A shares in the Offering, the Class B shares previously owned by Culbro, and retained earnings for the ensuing periods.

   Management believes that cash flow from operations and current borrowing capacity are sufficient to fund the Company's operations and its anticipated capital expenditures. Capital expenditures in 1998 are projected at approximately $20 million, principally to complete current manufacturing capacity expansion projects, and install a new computer system. The Company has commenced installation of a new computer information system which will provide significantly enhanced systems capability, as well as "Year 2000" readiness. The cost of the entire project is estimated at $7 million, and the funds will be expended principally in 1998.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

Net sales increased 70%, or $108.1 million, to $262.8 million in 1997 from $154.7 million in 1996. This increase reflected higher unit sales of cigars, higher prices in all cigar categories, and sales of the newly acquired Villazon business as of January 1997. Unit sales of premium cigars were led by the premier brands, Macanudo and Partagas. Higher unit sales of mass market cigars were due to strong performance by the Company's mass market Garcia y Vega brand.

   Gross profit for the year increased 87.1%, or $59.6 million, to $128.0 million from $68.4 million in 1996. Gross margin increased to 48.7% in 1997 from 44.2% in 1996. The increase in gross margin reflected higher unit selling prices and the benefit of relatively higher unit sales of premium cigars.

   Selling, general and administrative expenses increased 52.6%, or $23.4 million, to $68.0 million in 1997 from $44.6 million in 1996. The increase reflected principally higher marketing and selling expenses, and the general and administrative expenses of Villazon including amortization of the acquired trademark costs and goodwill. As a percentage of net sales, selling, general and administrative expenses were 25.9% in 1997 compared to 28.8% in 1996. The decrease in selling, general and administrative expenses as a percentage of net sales in 1997 was due to the lower rate of increase in these expenses compared to the rate of the sales increase. Operating profit in 1997 was approximately three times the operating profit in 1996. As a result of the higher gross margin and lower expense to sales ratio, operating margin was 22.8% in 1997 compared to 13.1% in 1996.

   The higher interest expense in 1997 reflects principally borrowings on the revolving credit facility for working capital and capital expenditures. The proceeds from the Offering were used primarily to repay the borrowings incurred to finance the Villazon Acquisition and the debt assumed from Culbro. The lower effective tax rate of 37.5% compared to 38.4% in 1996 reflects a change in the geographical composition of earnings. The Company anticipates that its effective tax rate will be lower in 1998 than in 1997 as this trend continues.

Fiscal 1996 Compared to Fiscal 1995

Net sales increased 24.7%, or $30.6 million, to $154.7 million in fiscal 1996 compared to $124.0 million in fiscal 1995. This increase in net sales reflected principally higher unit sales of premium cigars, and higher prices in all cigar categories. Continued strong sales and prices of premium cigars, and higher prices in the mass market cigar category more than offset slightly lower unit volume in certain brands of mass market cigars. Nearly all of such increase resulted from increased sales to existing customers. In response to a shortage of properly aged and blended tobacco caused by excessive demand, the Company elected to stop shipping Macanudo cigars for two months in fiscal 1996 rather than risk compromising its quality standards. Management believes that volume in mass market cigars was adversely affected by repositioning and renaming certain brand names in this category.

   Gross profit increased 25.9%, or $14.1 million, to $68.4 million in fiscal 1996 compared to $54.4 million in fiscal 1995. Gross margin increased to 44.2% in fiscal 1996 from 43.8% in fiscal 1995. The increase in gross margin reflected higher prices, benefits from mix due to relatively higher sales of premium cigars, and lower fixed costs per unit due to higher volume and improved manufacturing efficiencies.

   Selling, general and administrative expenses increased 21.4%, or $7.9 million, to $44.6 million in fiscal 1996 from $36.7 million for fiscal 1995. Selling, general and administrative expenses in fiscal 1996 included approximately $1.9 million of legal expenses incurred in connection with certain legal proceedings. As a percentage of net sales, selling, general and administrative expenses decreased to 28.8% in fiscal 1996, from 29.6% in fiscal 1995. The decrease in selling, general and administrative expenses as a percentage of net sales in fiscal 1996 was due principally to these expenses increasing at a lower rate than the increase in sales.

   Other nonrecurring expense of $3.6 million in fiscal 1996 included the allocation to the Company of charges recorded by Culbro in connection with the termination of a management long-term incentive compensation plan which was based on Culbro's stock price, and the acceleration of the vesting of benefits under the plan in anticipation of the Offering. Additionally, the other nonrecurring expense item included accruals for severance and related expenses in connection with a headcount reduction at the Culbro corporate office. The Company's allocable share of these expenses was determined substantially on the same basis as the allocation of Culbro's general and administrative expenses and is considered to be reasonable.

   Operating profit increased 14.9%, or $2.6 million, to $20.2 million for fiscal 1996 from $17.6 million for fiscal 1995. Including the effect of the other nonrecurring expense referred to above, operating margin decreased to 13.1% in fiscal 1996 from 14.2% in fiscal 1995.

   Net income increased 9.6%, or $1.1 million, to $12.4 million in fiscal 1996 from $11.3 million in fiscal 1995. Income in fiscal 1995 included $2.6 million of pre-tax gain from an insurance settlement.

Consolidated Statement of Operations

(dollars in thousands except per share data)           1997           1996            1995
------------------------------------------------------------------------------------------
Net sales                                       $   262,833    $   154,676    $    124,033
Cost of goods sold                                  134,837         86,240          69,683
                                                ------------------------------------------
Gross profit                                        127,996         68,436          54,350
Selling, general and administrative expenses         68,037         44,593          36,726
Other nonrecurring expense                               --          3,600              --
                                                ------------------------------------------
Operating profit                                     59,959         20,243          17,624
Gain on insurance settlement                             --             --           2,586
Other nonoperating income (expense)                     760            853            (597)
Interest expense                                      3,050            951           1,049
                                                ------------------------------------------
Income before income taxes                           57,669         20,145          18,564
Income tax provision                                 21,605          7,738           7,240
                                                ------------------------------------------
Net income                                      $    36,064    $    12,407    $     11,324
                                                ==========================================
Pro forma net income per common share           $      1.26    $      0.44    $       0.40
                                                ==========================================
Pro forma weighted average common shares
   and equivalents outstanding                   28,590,000     28,200,000      28,200,000
                                                ==========================================

                                 See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

(dollars in thousands except per share data)                                 Nov. 29, 1997     Nov. 30, 1996
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                                      $  8,976          $    409
Receivables, less allowance of $1,331 (1996--$482)                               50,963            31,295
Inventories                                                                     107,358            53,702
Other current assets                                                              8,779             3,673
                                                                               --------------------------
Total current assets                                                            176,076            89,079

Property and equipment, net                                                      67,489            52,507
Intangible assets, net, principally trademarks and goodwill                      73,740                --
Other assets                                                                      2,900             3,456
                                                                               --------------------------
Total assets                                                                   $320,205          $145,042
                                                                               ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                                       $ 40,397          $ 22,827
Long-term debt due within one year                                                1,224             1,131
Income taxes                                                                      1,326                --
                                                                               --------------------------
Total current liabilities                                                        42,947            23,958

Long-term debt                                                                   47,540            11,079
Accrued retirement benefits                                                      15,923            12,525
Deferred income taxes                                                             5,317             1,057
Other noncurrent liabilities                                                     10,974             2,704
                                                                               --------------------------
Total liabilities                                                               122,701            51,323
                                                                               --------------------------
Commitments and Contingencies (Note 15)

Stockholders' Equity
Culbro Investment                                                                    --            93,719
Preferred stock, par value $0.01--authorized: 20,000,000 shares;
   Issued: none                                                                      --                --
Class B common stock, par value $0.01--authorized: 25,000,000 shares;
   Issued: 15,707,226 shares                                                        157                --
Class A common stock, par value $0.01--authorized: 50,000,000 shares;
   Issued: 11,876,729 shares                                                        119                --
Additional paid-in capital                                                      165,441                --
Retained earnings                                                                31,787                --
                                                                               --------------------------
Total stockholders' equity                                                      197,504            93,719
                                                                               --------------------------
Total liabilities and stockholders' equity                                     $320,205          $145,042
                                                                               ==========================


                                 See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Stockholders' Equity

                                                           Class B   Class A   Additional                     Total
                                                 Culbro     Common    Common      Paid-in    Retained  Stockholders'
(dollars in thousands)                       Investment      Stock     Stock      Capital    Earnings        Equity
-------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1996                   $ 93,719      $  --      $ --     $     --     $    --     $  93,719
Net income through the Offering date              4,277         --        --           --          --         4,277
Liability assumption                            (46,937)        --        --           --          --       (46,937)
Transactions with Culbro                         (2,393)        --        --           --          --        (2,393)
Reclassification of Culbro Investment
   at Offering date                             (48,666)       200        --       48,466          --            --
Exercise of stock options                            --          7        --        1,828          --         1,835
Tax benefit from exercise of stock options           --         --        --        3,732          --         3,732
Net proceeds from Offering                           --         --        69      111,415          --       111,484
Net income subsequent to Offering                    --         --        --           --      31,787        31,787
Exchange of shares                                   --        (50)       50           --          --            --
                                               --------------------------------------------------------------------
Balance at November 29, 1997                   $     --      $ 157      $119     $165,441     $31,787     $ 197,504
                                               ====================================================================

                                 See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

(dollars in thousands)                                                                1997          1996          1995
----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                       $  36,064      $ 12,407      $ 11,324
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
Depreciation and amortization                                                        7,159         3,813         3,550
Gain on insurance settlement                                                            --            --        (2,586)
Changes in assets and liabilities, net of Villazon Acquisition and Liability
   Assumption in 1997 (Note 5):
Increase in accounts receivable                                                    (13,706)       (7,492)      (10,600)
Increase in inventories                                                            (47,121)      (15,859)         (733)
Increase in accounts payable and accrued liabilities                                14,257         2,087         9,834
Decrease in income taxes payable                                                    (1,070)           --            --
Increase (decrease) in deferred income taxes                                         4,555        (1,064)         (236)
Other, net                                                                             540         1,189        (1,017)
                                                                                 -------------------------------------
Net cash provided by (used in) operating activities                                    678        (4,919)        9,536
                                                                                 -------------------------------------
Investing Activities
Acquisition of Villazon, net of cash acquired (Note 12)                            (71,198)           --            --
Additions to property and equipment                                                (15,155)       (9,701)       (2,841)
Acquisition of General Cigar International                                          (2,000)           --            --
Proceeds from insurance settlement                                                      --            --         2,225
                                                                                 -------------------------------------
Net cash used in investing activities                                              (88,353)       (9,701)         (616)
                                                                                 -------------------------------------
Financing Activities
Net proceeds from Offering                                                         111,484            --            --
Proceeds from exercise of stock options                                              1,835            --            --
Tax benefit from exercise of stock options                                           3,732            --            --
Increase in debt (Note 12)                                                              --           476         5,000
Payments of debt                                                                   (17,416)         (563)         (673)
Net transactions with Culbro, excluding Liability Assumption                        (2,393)       15,217       (13,389)
Other, net                                                                          (1,000)         (423)           --
                                                                                 -------------------------------------
Net cash provided by (used in) financing activities                                 96,242        14,707        (9,062)
                                                                                 -------------------------------------
Net increase (decrease) in cash and cash equivalents                                 8,567            87          (142)
Cash and cash equivalents at beginning of period                                       409           322           464
                                                                                 -------------------------------------
Cash and cash equivalents at end of period                                       $   8,976      $    409      $    322
                                                                                 =====================================

                                 See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in thousands except per share data)

NOTE 1:
SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Basis of Presentation

General Cigar Holdings, Inc. (the "Company") was formed on December 12, 1996. Until the Company's initial public offering (the "Offering"-- Note 2) on February 28, 1997, the Company was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries General Cigar Co., Inc. ("General Cigar"), Club Macanudo, Inc. ("Club Macanudo"), and 387 PAS Corp. ("387 PAS"). These businesses and certain net assets of Culbro were transferred to the Company by Culbro under the terms of a Distribution and Merger Agreement (see below). The accompanying financial statements reflect the results of operations of these businesses and assets for all of the periods presented. Club Macanudo, which operates a cigar bar, and 387 PAS which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

   Certain other liabilities, including Culbro's general corporate debt, accrued retirement and other obligations (see Liability Assumption in Note 5) were also transferred to the Company by Culbro. These liabilities have been reflected in the accompanying financial statements as of February 27, 1997, the date of the Distribution and Merger Agreement (the "Agreement") among the Company, Culbro, and Culbro's former wholly-owned subsidiary, Griffin Land & Nurseries, Inc. ("Griffin"). Pursuant to the Agreement, Griffin was spun off by Culbro to Culbro's shareholders on July 3, 1997, and on August 29, 1997, Culbro was merged into the Company. At the time of the merger, Culbro's principal asset was the Class B shares of the Company and the merger was accounted for at historical cost. Consequently, the transaction had no effect on the financial condition or results of operations of the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest November 30. Fiscal 1997, 1996 and 1995 ended on November 29, 1997, November 30, 1996 and December 2, 1995, respectively and each year contained 52 weeks.

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

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

Fair Value of Financial Instruments

The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Note 7.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and bank commercial paper which matures within 90 days of purchase.

Intangible Assets

Intangible assets include principally the excess of the costs of businesses acquired over the fair value of their net tangible assets. Such costs, representing trademarks and goodwill, are amortized on a straight-line basis over periods ranging from 20 to 30 years.

Earnings Per Share

For the 1997 period through the Offering and for all of the prior years presented the Company was a wholly-owned subsidiary of Culbro. Accordingly, earnings per share for all periods included herein are presented on a pro forma basis. The weighted average number of common shares used to compute pro forma net income per common share in 1997 was determined by assuming that the Company's Class B common shares plus related stock options, and the 6,900,000 Class A common shares, outstanding at the Offering date were all outstanding at the beginning of the year. This computation also reflected the actual options exercised throughout the year. Pro forma net income of all prior years included the weighted average number of common shares assuming that the Class B shares plus the related options, and the Class A shares which were outstanding on the Offering date were outstanding throughout each year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, depreciation and amortization, employee benefit plans, taxes, and contingencies, among others.

NOTE 2:
STOCK OFFERING

   On February 28, 1997, the Company sold 6.9 million shares of its Class A Common Stock in an initial public offering, reflecting approximately 26% of its common equity ownership. The net proceeds from the Offering, after underwriters' discounts and commissions and other expenses, were approximately $111.5 million. The proceeds were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon Acquisition (Notes 3 and 4). Each share of Class A Common Stock entitles its holder to one vote. The remaining equity ownership of the Company in the form of Class B Common Stock, which entitles its holder to ten votes for each share, was owned by Culbro at the date of the Offering. Following the August 29, 1997 merger of Culbro into the Company, each Culbro shareholder received 4.44557 shares of the Company's Class B stock in exchange for each share of Culbro stock. Generally, subsequent to the merger, Class B shares that are sold or otherwise exchanged become Class A shares.

   The increase in additional paid-in capital reflects principally the Offering proceeds in excess of the par value of the Class A Common Stock and the excess of the Culbro Investment over the par value of the Class B Common Stock. The Culbro Investment was reclassified to Class B Common Stock and additional paid-in capital upon completion of the Offering. The retained earnings of the Company reflect net income subsequent to the Offering.

NOTE 3:
ACQUISITIONS

On January 21, 1997, the Company completed its acquisition of two affiliated companies, Villazon and Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A., a Honduran corporation (collectively "Villazon"), for approximately $81.2 million consisting of $91.1 million of purchase price and direct acquisition costs, less $9.9 million of cash acquired. At closing, $64.3 million of cash was paid and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition was accounted for using the purchase method of accounting. Acquisition costs in excess of the fair value of net tangible assets are approximately $69 million, representing principally trademarks and goodwill. This amount is being amortized over 30 years.

   The Company entered into a Bank Credit Agreement (the "Credit Agreement") to finance the acquisition. Proceeds from the Offering were used to reduce the amount outstanding under the Credit Agreement and to repay $14.4 million of the seller notes. The remaining $10 million of the seller notes bear interest at prime plus 2% and are due January 2002 (See Notes 4 and 7).

   On October 2, 1997, the Company acquired DB International Marketing , Ltd., ("DBI") a U.K. based cigar distribution company, which previously was a customer of the Company. DBI was subsequently renamed General Cigar International ("GCI"). The purchase price has been estimated at $7.0 million of which $2.0 million was paid at closing and $5.0 million is included in other noncurrent liabilities in the consolidated balance sheet. The final purchase price will be determined based on a percentage of sales for each of the succeeding fiscal years through the year 2000. The acquisition was accounted for using the purchase method of accounting. The excess of the estimated purchase price over the net tangible assets acquired was approximately $6.7 million, and is being amortized over 20 years. DBI sales and operating profit for the period in fiscal 1997 prior to the acquisition were $6.3 million and $0.9 million, respectively.


NOTE 4:
CONSOLIDATED CONDENSED PRO FORMA
FINANCIAL INFORMATION (UNAUDITED)

The following condensed unaudited pro forma statements reflect the results of operations of the Company as if the Liability Assumption (See Note 5) and the Villazon Acquisition had been consummated at the beginning of 1997 and 1996. Substantially all of DBI sales were from products sold to DBI by the Company. Consequently, the incremental sales and profit of DBI would not be material to the pro forma results of operations or financial position of the Company and are not included in the pro forma presentation. The unaudited pro forma financial information presented herein may not necessarily reflect the results of operations and financial position of the Company had these items discussed above actually taken place on these dates.

Consolidated Condensed Pro Forma Statements of Operations (Unaudited)

                                                          1997              1996
--------------------------------------------------------------------------------
Net sales                                             $268,425          $196,694
                                                      --------------------------
Operating profit                                        61,078            32,324
Other nonoperating income, net                             760             1,532
Interest expense                                         2,282            11,669
                                                      --------------------------
Income before income taxes                              59,556            22,187
Income taxes                                            22,341             8,535
                                                      --------------------------
Net income                                            $ 37,215          $ 13,652
                                                      ==========================
Pro forma net income
  per common share                                    $   1.30          $   0.48
                                                      ==========================

NOTE 5:
RELATED PARTY TRANSACTIONS

Culbro Investment

Prior to the date of the Offering, the Company's retained earnings, capital stock and intercompany accounts with Culbro were presented as Culbro Investment under stockholders' equity in the Company's consolidated balance sheet. The changes in the Culbro Investment account are summarized as follows:

                                             1997           1996           1995
--------------------------------------------------------------------------------
Balance beginning of year                $ 93,719        $66,095       $ 68,160
Net income (through the
   Offering date, in 1997)                  4,277         12,407         11,324
Liability assumption                      (46,937)            --             --
Transactions with Culbro                   (2,393)        15,217        (13,389)
Reclassification of
   remaining balance
   in Culbro Investment
   to Class B common
   stock and additional
   paid-in capital                        (48,666)            --             --
                                         --------------------------------------
Balance end of year                      $     --        $93,719       $ 66,095
                                         ======================================

Intercompany Activities

Through the date of the Offering, the Company's treasury activities remained integrated into Culbro's cash management system. The Company's cash receipts were transferred daily into Culbro's cash account and the Company's cash disbursement accounts were reimbursed by Culbro on a daily basis. The difference between cash transferred by the Company to Culbro and reimbursements by Culbro to the Company's disbursement accounts was reflected in Culbro Investment in the consolidated balance sheet.

   The accompanying financial statements include all direct charges relating to the Company's participation in certain Culbro employee benefit and risk insurance plans. These charges were based on the specific insurance data related to the Company. In addition to these direct charges, the consolidated statement of operations reflects general and administrative expenses of approximately $1.8 million in 1997 through the date of the Offering, and $7.2 million and $8.8 million for fiscal 1996 and 1995, respectively, that were allocated to the Company by Culbro. These charges were based principally on the Company's proportionate share of expenses relating to Culbro corporate activities associated with the Company's operations and are considered by management to be reasonable.

   On February 27, 1997, pursuant to the Agreement the Company completed the Liability Assumption in which the Company assumed Culbro's liabilities of approximately $47 million, including principally Culbro's general corporate debt, accrued retirement obligations, and certain accounts payable and accrued liabilities.

Other Related Party Transactions

During 1997, the Company entered into transactions in the ordinary course of business, with entities with which certain stockholders and board of directors members of General Cigar are associated. In 1997, the aggregate cost of such services from these firms was approximately $2.8 million and was settled on terms similar to those with unrelated parties.

NOTE 6:
INCOME TAXES

All current tax liabilities relating to the period prior to the Offering were paid by Culbro and accordingly the Company's current tax liabilities through that date were reflected in the Culbro Investment account.

   Prior to the completion of the Distribution and Merger, the results of operations of the Company were included in Culbro's consolidated U.S. federal income tax returns. The income tax provisions and deferred tax liabilities have been calculated in accordance with SFAS No. 109 "Accounting for Income Taxes" as if the Company had filed separate tax returns during this period.

   The domestic and foreign pretax income is as follows:

                                           1997            1996            1995
--------------------------------------------------------------------------------
Domestic                               $ 46,839        $ 15,815        $ 15,103
Foreign                                  10,830           4,330           3,461
                                       -----------------------------------------
                                       $ 57,669        $ 20,145        $ 18,564
                                       =========================================

   The provision for income taxes is summarized as follows:

                                           1997            1996            1995
--------------------------------------------------------------------------------
Current federal                        $ 14,889        $  7,647        $  6,435
Current state and local                   3,037           1,155           1,041
Deferred, principally
   federal                                3,679          (1,064)           (236)
                                       -----------------------------------------
                                       $ 21,605        $  7,738        $  7,240
                                       =========================================

   The reasons for the difference between the United States statutory income tax rate and the effective rates are shown in the following table:

                                           1997            1996            1995
--------------------------------------------------------------------------------
Tax expense at
   statutory rates                     $ 20,184        $  7,051        $  6,497
State and local                           1,974             751             677
Other                                      (553)            (64)             66
                                       -----------------------------------------
                                       $ 21,605        $  7,738        $  7,240
                                       =========================================

The significant components of net deferred tax liabilities are as follows:

                                                          1997             1996
--------------------------------------------------------------------------------
Depreciation and amortization                         $ 10,419          $ 7,015
Unremitted earnings of foreign
   subsidiaries                                          3,056              157
Postretirement benefit liabilities                      (2,828)          (2,367)
Pension liabilities                                     (2,545)          (1,901)
Inventories                                             (1,035)            (676)
Other                                                   (1,750)          (1,171)
                                                      -------------------------
                                                      $  5,317          $ 1,057
                                                      =========================

   The Company has accrued domestic taxes for income of foreign subsidiaries that is expected to be remitted to the parent company. Income taxes are not accrued for unremitted earnings of foreign subsidiaries that have been, or are intended to be, reinvested indefinitely. Foreign income which is substantially exempt from foreign taxes, primarily consists of earnings from the Company's Dominican Republic, Jamaican and Honduran cigar manufacturing operations.

   During 1997, the exercise of certain stock options which had been granted previously under various Culbro stock option plans and the sale of stock issued under such plans gave rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options. In accordance with Accounting Principles Board Opinion No. 25, the tax benefit related to the deductions is not recognized as a reduction of income tax expense for financial accounting purposes and is recorded directly in additional paid-in capital. In 1997, $3,732 of such benefit was realized and included in additional paid-in capital.

   The Company entered into a Tax Sharing Agreement which provides, among other things, for the allocation between Griffin and the Company of federal, state, local and foreign tax liabilities for all periods through the Distribution and Merger. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that the Company will be liable only for amounts that it would have been required to pay for any deficiencies assessed, generally as if it had filed separate tax returns.

NOTE 7:
LONG-TERM DEBT

Long-term debt includes:
                                                          1997              1996
--------------------------------------------------------------------------------
Credit Agreement                                       $32,000           $    --
Villazon seller notes, due
   January 2002                                         10,000                --
Building mortgage                                           --             5,000
Equipment loan, due
   December 2003                                         3,892             4,218
Capital leases                                           2,872             2,992
                                                       -------------------------
Total                                                   48,764            12,210
Less: due within one year                                1,224             1,131
                                                       -------------------------
Total long-term debt                                   $47,540           $11,079
                                                       =========================

   On January 21, 1997, the Company entered into a Credit Agreement with certain banks which provided financing of $120 million principally for the Villazon Acquisition and repayment of Culbro's general corporate debt. The Credit Agreement, which expires in January 2000, initially included a $60 million term loan and a revolving credit facility of $60 million. In the 1997 second quarter, net proceeds of $111.5 million were received from the Offering and used to repay the term loan and reduce amounts outstanding under the revolving credit facility. Currently, the commitment under the revolving credit facility is $50 million. In accordance with the terms of the Credit Agreement, borrowings under the revolving credit facility bear interest, at the Company's option, of either
(1) the ABR (2) the Eurodollar rate plus 0.75% or (3) a combination thereof. The Company pays a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility. The Credit Agreement includes limitations on indebtedness, investments and other significant transactions, as defined.

   On April 16, 1997, the Company repaid the $5 million mortgage on its New York City headquarters office building with borrowings under its revolving credit facility. The mortgage carried an interest rate of the Eurodollar rate plus 2%.

   As of November 29, 1997, the annual principal payment requirements under the terms of the equipment loan were $0.4 million for the years 1998 through 2001 and $0.5 million for the year 2002. The equipment loan which was entered into in January 1994, bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at maturity. The equipment had a net book value of $2.7 million at November 29, 1997.

   Management believes that because the interest rates under the Credit Agreement adjust to current market rates, this debt approximates its fair value. Management also believes that the fixed rate debt included in the balance sheet reflects its current market value based on market interest rates for comparable risks, maturities and collateral.

NOTE 8:
RETIREMENT BENEFITS

Pension Plan

The Company's employees participate in a noncontributory defined benefit pension plan, which covers substantially all of the Company's domestic employees. This plan was previously sponsored by Culbro and was assumed by the Company under the terms of the Agreement. The Company is directly responsible for all of the pension obligations of the plan, including those relating to its former employees, as well as all vested employees of Culbro and its former subsidiaries under the plan. In connection with the Distribution and Merger, the Company and Griffin entered into an Employee Benefits Administration Agreement which defined the responsibilities for the administration of the plan. The plan's benefits are based on employees' years of service and compensation. Contributions to the plan are made in accordance with the provisions of the Employee Retirement Income Security Act. Pension expense for the fiscal years 1997, 1996 and 1995 was computed as follows:

                                             1997           1996           1995
--------------------------------------------------------------------------------
Service costs-benefits
   earned during the year                $    894       $  1,153       $    962
Interest on projected
   benefit obligations                      4,126          4,053          4,086
                                         ---------------------------------------
Total benefit expense                       5,020          5,206          5,048
                                         ---------------------------------------
Actual return on pension
   plan assets                            (16,158)       (10,935)       (12,886)
Difference from expected
   long-term return                        11,251          6,516          8,439
                                         ---------------------------------------
Net expected return                        (4,907)        (4,419)        (4,447)
                                         ---------------------------------------
Special termination
   benefits expense                            --            279             --
Curtailment gain                               --           (452)            --
Amortization of net pension
   obligation at adoption
   of SFAS No. 87                              48             51             51
Other                                        (130)            39             21
                                         ---------------------------------------
Net pension expense                      $     31       $    704       $    673
                                         =======================================

   The status of the pension plan as determined by the plan's actuaries at November 29, 1997 and November 30, 1996 was as follows:

                                                             1997          1996
--------------------------------------------------------------------------------
Present value of benefits earned by
   participants including vested benefits of
   $54,268 and $52,095 at November 29, 1997 and
   November 30, 1996, respectively                       $ 54,739      $ 52,668
                                                         =======================
Plan assets at fair value, primarily
   equities                                                81,896        70,711
Present value of projected benefit
   obligations                                             57,028        54,759
                                                         -----------------------
Plan assets in excess of projected
   benefit obligations                                     24,868        15,952
Amount included on balance sheet                            6,728         6,697
                                                         -----------------------
Unrecognized net asset                                   $ 31,596      $ 22,649
                                                         =======================

Unrecognized net asset includes:
Net gain from experience differences
   and assumption changes                                $ 31,964      $ 23,101
Less: changes due to plan
   amendments                                                (284)         (321)
Net pension obligation at adoption
   of SFAS No. 87                                             (84)         (131)
                                                         -----------------------
Unrecognized net asset                                   $ 31,596      $ 22,649
                                                         =======================

   Discount rates of 7.5% and 7.75% were used to compute the present value of pension benefits at November 29, 1997 and November 30, 1996, respectively. A 5% rate of increase in future compensation levels was used to estimate the projected pension obligations at both November 29, 1997 and November 30, 1996. The expected rate of return on pension plan assets in 1997, 1996 and 1995 was estimated at 9% representing the average long-term rate expected from the investment of plan assets.

Other Postretirement Benefits

Prior to the date of the Offering, the Company's employees participated in Culbro's postretirement benefits program, which provided principally health and life insurance benefits to certain of its retired employees. The cost of such benefits attributed to the Company's employees under this program was $0.4 million and $0.5 million in 1996 and 1995, respectively. The Company continues to provide its employees with substantially the same level of retiree medical benefits as those provided under the Culbro program. The cost of such benefits was $0.6 million in fiscal year 1997 and consisted of the following:

--------------------------------------------------------------------------------
Service cost-benefits earned
   during the year                          $ 79
Interest on accumulated post-
   retirement benefit obligation             516
                                            ----
Total expense                               $595
                                            ====
--------------------------------------------------------------------------------

   The present value of the liabilities for accumulated postretirement benefits, as determined by the plan's actuaries, is shown below. None of these liabilities have been funded at November 29, 1997 and November 30, 1996.

                                               1997      1996
-------------------------------------------------------------

Retirees                                     $4,170    $3,434
Fully eligible active participants            1,764     1,530
Other active participants                       446       361
Unrecognized net gain from
   experience differences and
   assumption changes                           798       907
                                             ----------------
Accrued other postretirement
   benefits                                  $7,178    $6,232
                                             ================

   The balance at November 29, 1997 includes approximately $1.0 million of retiree medical benefits related to former Culbro employees which the Company assumed under the Merger and Distribution Agreement. Discount rates of 7.5% and 7.75% were used to compute the accumulated postretirement benefit obligations at November 29, 1997 and November 30, 1996, respectively. Because the Company's obligation for retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

NOTE 9:
STOCK OPTION PLANS

Employees Stock Options

On February 27, 1997 the Company adopted a new stock option plan ("the 1997 Stock Option Plan"). The plan authorized 3,300,000 shares of Class A Common Stock of the Company to be made available for issuance as either incentive stock options or nonqualified options. An initial grant of 626,600 shares under the new plan was made on February 27, 1997 at an exercise price of $18.00 per share. These options are exercisable rateably over a three year period beginning with the third anniversary from the date of grant. The terms of the plan impose certain restrictions on the sale of the shares received upon exercise of the option.

   Upon consummation of the Distribution and Merger, the Company assumed all employee stock options outstanding under Culbro's stock option plans. These options were converted into options to purchase shares of common stock of the Company under the new plan. The number of outstanding options and the exercise prices were adjusted to preserve the value of the options. A total of 291,600 of such options at exercise prices ranging from $12.25 to $80.00 was adjusted to 1,299,058 of General Cigar options at prices ranging from $2.45 to $16.08. Consistent with the prior terms of the Culbro options, a portion of the options outstanding under these plans may be exercised as incentive stock options, which under current tax laws do not provide any tax deductions to the Company. These options are not exercisable until three years from the date of original grant and may be exercised over a period ending not later than ten years from the date of grant. None of these options may be exercised as stock appreciation rights.

   Transactions in all of the above options for the fiscal year ended November 29, 1997 are summarized as follows:


--------------------------------------------------------------------------------
Culbro options outstanding at Nov. 30, 1996                             342,514
Exercised prior to merger and distribution                              (50,914)
                                                                     ----------
Outstanding at merger and distribution date                             291,600
                                                                     ==========
Conversion to General Cigar options                                   1,299,058
Exercised after merger                                                 (361,083)
General Cigar options granted during 1997                               626,600
                                                                     ----------
Options outstanding at Nov. 29, 1997                                  1,564,575
                                                                     ==========
Option prices range between:                                   $2.45 and $18.00
Options exercisable at Nov. 29, 1997                                    178,766
Number of option holders at Nov. 29, 1997                                    42


Nonemployee Directors Stock Options

Options previously granted to nonemployee directors under a Culbro nonemployee directors plan also were assumed by the Company and converted, after adjustment to preserve their value, into options to purchase common shares of the Company. Transactions in these options for the fiscal year ended November 29, 1997 are as follows:

--------------------------------------------------------------------------------
Culbro Options outstanding at Nov. 30, 1996                              43,000
Exercised prior to merger and distribution                               (2,000)
                                                                       --------
Outstanding at merger and distribution date                              41,000
                                                                       ========
Conversion to General Cigar options                                     182,268
Exercised after merger                                                  (17,782)
General Cigar options granted during 1997                                35,000
                                                                       --------
Options outstanding at Nov. 29, 1997                                    199,486
                                                                       ========
Option prices range between                                    $2.89 and $18.00
Options exercisable at Nov. 29, 1997                                     71,128
Number of option holders at Nov. 29, 1997                                     7


Employment Agreement

In addition to the options described above, options issuable under an employ ment agreement entered into in May 1994 between Culbro and an officer of Culbro became an obligation of the Company. The agreement provided for the issuance of 125,000 Culbro stock options, exercisable at the rate of 25,000 per year from 1995 through 1999 at an exercise price of $4.00 per share. Through November 30, 1996, 15,000 of these options had been exercised. The remaining options were converted into options to purchase shares of the Company, and the number of outstanding options and the exercise price were adjusted to preserve the value of the options. After the adjustment, 444,557 of these options remained outstanding at November 29, 1997 at an exercise price of approximately $0.80 per share of which 222,278 were exercisable. During 1997, 44,456 of these options were exercised. The annual compensation expense for this agreement is $267 through April 1999 reflecting the amortization of the difference between the option price and the market price at the date of grant.

   The following table summarizes information relating to all currently outstanding and exercisable stock options:

                                      Weighted  Weighted                Weighted
                                       Average   Average                 Average
       Range of       Number         Remaining  Exercise        Number  Exercise
Exercise Prices  Outstanding  Contractual Life     Price   Exercisable     Price
--------------------------------------------------------------------------------
$10 and under      1,006,620         6.5 years    $ 2.37       472,172     $2.07
Over $10           1,201,998         8.8 years    $16.18            --        --
                   ---------                                   -------
                   2,208,618                                   472,172
                   =========                                   =======

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. The Company's net income and net income per common share would have been the following pro forma amounts under the method prescribed by SFAS No. 123.

--------------------------------------------------------------------------------
Net income, as reported                                $36,064
Net income, pro forma                                  $33,808
Net income per common share, as reported               $  1.26
Net income per common share, pro forma                 $  1.18

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: expected volatility of approximately 40%, risk free interest rate of 6.43%; expected option term of 6 years and no dividend yield for all options issued. The expected option term was developed based on historical grant and exercise information.

NOTE 10:
LEASES

The Company has the following noncancellable leases relating principally to a manufacturing facility and vehicles.

Capital Leases

Future minimum lease payments under capital leases and the present value of such payments as of November 29, 1997 were:

--------------------------------------------------------------------------------
1998                                                                      $1,066
1999                                                                         963
2000                                                                         724
2001                                                                         478
                                                                          ------
Total minimum lease payments                                               3,231
Less: Amounts representing interest                                          359
                                                                          ------
Present value of minimum lease payments(a)                                $2,872
                                                                          ======


(a) Includes current portion of $0.9 million on November 29, 1997.

At November 29, 1997 and November 30, 1996, buildings, machinery and equipment included capital leases amounting to $4.1 million and $4.2 million, respectively, which is net of accumulated depreciation of $3.7 million and $3.4 million, respectively. Depreciation expense relating to capital leases was $0.8 million in 1997, and $0.7 million in each of fiscal years 1996 and 1995.

Operating Leases

Future minimum rental payments under noncancellable leases as of November 29, 1997 covering principally buildings were:

--------------------------------------------------------------------------------
1998                                                                      $1,821
1999                                                                       1,750
2000                                                                       1,656
2001                                                                       1,377
2002                                                                       1,104
Later years                                                                3,674
                                                                         -------
Total minimum lease payments                                             $11,382
                                                                         =======

   Total rental expense for all operating leases in 1997, 1996 and 1995 was $1.5 million, $0.6 million and $0.1 million, respectively.

NOTE 11:
EARNINGS PER SHARE

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement requires companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. Under SFAS No. 128, basic earnings per share includes the weighted average number of common shares outstanding during the period, excluding common stock equivalents, and diluted earnings per share includes the weighted average number of common shares outstanding and common stock equivalents.

   For fiscal year 1997 there was no difference between primary earnings per share as reported and diluted earnings per share as computed under SFAS 128 which the Company will adopt in fiscal 1998. Basic earnings per share computed under SFAS 128 for fiscal year 1997 would have been $1.33.

NOTE 12:
SUPPLEMENTAL FINANCIAL STATEMENT
INFORMATION

Net Sales

Excise taxes paid on cigar sales were $9.2 million, $7.9 million and $7.0 million for 1997, 1996 and 1995, respectively, and are included in net sales and cost of goods sold.


Selling, General and Administrative Expenses

Included in selling, general and administrative expenses were advertising expenses of $6.9 million, $4.4 million and $2.8 million for 1997, 1996 and 1995, respectively.

Other Nonrecurring Expense

Other nonrecurring expense in 1996 reflects the allocation to the Company of charges recorded by Culbro in connection with the termination of a management long-term incentive compensation plan which was based on Culbro's stock price, and the acceleration of the vesting of benefits under the plan, in anticipation of the Offering. Additionally, the other nonrecurring expense item included accruals for severance and related expenses in connection with a headcount reduction at the Culbro corporate office. The Company's allocable share of these expenses was determined substantially on the same basis as the allocation of Culbro's general and administrative expenses referred to in Note 5 and is considered by management to be reasonable.

Gain on Insurance Settlement

The gain on insurance settlement in the 1995 statement of operations was realized from the settlement of a property insurance claim related to a 1994 fire that destroyed an administration and warehouse facility owned and operated by General Cigar. The gain reflected total proceeds of $2.7 million less the book value of the destroyed building.

Other Nonoperating Income (Expense)

Other nonoperating income (expense) included principally the net results of leasing activity in the 387 PAS office building. In 1995, the net expense included a breakup fee paid and certain other expenses incurred by General Cigar to terminate a proposed agreement to sell approximately fifty percent of its business.

Inventories

Inventories consist of:
                                                      Nov. 29,          Nov. 30,
                                                          1997              1996
--------------------------------------------------------------------------------
Raw materials and supplies                             $83,884           $43,704
Work-in-process                                          9,202             4,529
Finished goods                                          14,272             5,469
                                                      --------------------------
                                                      $107,358           $53,702
                                                      ==========================

Property and Equipment

Property and equipment consist of:
                                         Estimated    Nov. 29,         Nov. 30,
                                      Useful Lives        1997             1996
--------------------------------------------------------------------------------
Land                                                    $3,041           $2,534
Buildings                           10 to 40 years      68,700           58,225
Machinery
   and equipment                      3 to 7 years      41,300           33,470
                                                      --------------------------
                                                       113,041           94,229
Accumulated
   depreciation                                        (45,552)         (41,722)
                                                      --------------------------
                                                       $67,489          $52,507
                                                      ==========================

   Land and buildings include the Company's New York City headquarters building, at a cost of $39.7 million and accumulated depreciation of $10.9 million at November 29, 1997.

   Total depreciation expense for the Company was $4.3 million, $3.7 million and $3.5 million for 1997, 1996, and 1995, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities include trade payables of $19.6 million and $11.5 million for 1997 and 1996, respectively, accrued salaries, wages and other compensation of $11.9 million and $6.8 million for 1997 and 1996, respectively, and other accrued liabilities of $8.9 million and $4.5 million for 1997 and 1996, respectively, primarily for accrued workers compensation and general liability insurance.

Supplemental Cash Flow Information

Prior to the Offering, General Cigar had been included in Culbro's consolidated federal income tax returns (see Note 6). Accordingly, tax payments made by Culbro in the period prior to the Offering are reflected in net transactions with Culbro in the consolidated statement of cash flows. In the period subsequent to the Offering, taxes paid by the Company were $16.7 million.

   Interest paid by the Company was $3.0 million, $1.0 million and $1.0 million for 1997, 1996 and 1995, respectively.

   The cash and noncash activities related to the Villazon Acquisition are summarized as follows:

--------------------------------------------------------------------------------
Estimated fair values of net assets acquired                           $ 91,105
Notes issued to sellers                                                 (24,370)
Payment of short-term seller notes                                       14,370
                                                                       --------
Payments in connection with the acquisition                              81,105
Cash acquired                                                            (9,907)
                                                                       --------
Payments in connection with acquisition,
   net of cash acquired                                                $ 71,198
                                                                       ========



Changes In Debt Not Affecting Cash

Certain noncash transactions totaling $53,970 which increased debt are summarized as follows:


--------------------------------------------------------------------------------
Total debt-- Nov. 30, 1996                                             $ 12,210
                                                                       --------
Assumed Culbro general corporate debt                                    43,200
Villazon seller notes                                                    10,000
Other                                                                       770
                                                                       --------
Total increase in debt not affecting cash                                53,970
Payments of debt                                                        (17,416)
                                                                       --------
Total debt-- Nov. 29, 1997                                             $ 48,764
                                                                       ========

NOTE 13:
BUSINESS SEGMENT INFORMATION

The Company's operations are conducted within one business segment comprising the manufacturing and marketing of cigars, sold primarily in the United States, and related activities including the distribution of lighters, and the operation of a cigar bar. The Company's export sales are not material.

   In 1997, sales to one customer were approximately $30.3 million or 11.5% Of the Company's total net sales.

NOTE 14:
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


1997 Quarters                                                   1st             2nd             3rd             4th            Total
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $49,798         $58,908         $70,660         $83,467         $262,833
Gross profit                                                 22,283          26,473          35,267          43,973          127,996
Net income                                                    4,277           6,390          11,369          14,028           36,064
Pro forma net income per common share                          0.15            0.22            0.39            0.49             1.26
                                                            ========================================================================

1996 Quarters                                                   1st             2nd             3rd             4th            Total
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $28,832         $34,851         $38,611         $52,382         $154,676
Gross profit                                                 12,590          15,243          18,162          22,441           68,436
Net income                                                    2,395           2,650           4,142           3,220           12,407
Pro forma net income per common share                          0.08            0.09            0.15            0.11             0.44
                                                            ========================================================================

NOTE 15:
COMMITMENTS AND CONTINGENCIES

A portion of the insurance claims related to the loss of an administration and warehouse facility owned and operated by General Cigar was settled in 1995 (see
Note 12) and the remaining claims are being litigated.

   As of November 29, 1997 the Company had firm commitments for capital expenditures of approximately $12.1 million for the implementation of a new computer system, the expansion of manufacturing and distribution facilities and the addition of machinery and equipment.

   The Company believes that the outcome of currently pending legal proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position.

Report of Management

   Management is responsible for the accompanying consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. In management's opinion, the consolidated financial statements present fairly the Company's financial position, results of operations and cash flows.

   The Company maintains a system of internal accounting procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with proper authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Company's internal audit department continually evaluates the adequacy and effectiveness of this system of controls.

   The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices. The Audit Committee meets regularly with management, the internal audit department and independent accountants to discuss audit activities, internal controls and financial reporting matters. The internal audit department and the independent accountants have full and free access to the Audit Committee.

   To foster the conduct of its business in accordance with the highest ethical standards, the Corporation annually disseminates ethical guidelines, the Company's compliance with which is monitored by senior management and the Audit Committee.

   The appointment of Price Waterhouse LLP as the Company's independent accountants was recommended and approved by the Audit Committee and the Board of Directors, and was approved by the shareholders. Price Waterhouse's Report is based on an examination conducted in accordance with generally accepted auditing standards, including a review of internal accounting controls and tests of accounting procedures and records.



                           /s/ EDGAR M. CULLMAN

                           EDGAR M. CULLMAN
                           Chairman



                           /s/ JAY M. GREEN

                           JAY M. GREEN
                           Executive Vice President-Chief
                           FINANCIAL OFFICER AND TREASURER


Report of Independent Accountants

To the Board of Directors and Stockholders of General Cigar Holdings, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of General Cigar Holdings, Inc. and its subsidiaries at November 29, 1997 and November 30, 1996 and the results of their operations and their cash flows for the fiscal years ended November 29, 1997, November 30, 1996 and December 2, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
New York, New York    January 21, 1998

Corporate Directors and Officers

DIRECTORS

Bruce Barnet (2),(3),(7)
President and Chief Executive Officer
Cahners Publishing Company

John L. Bernbach (2),(6),(7)
Chairman and Chief Executive Officer of
The Bernbach Group, Inc. - consulting

Edgar M. Cullman (1),(4),(5)
Chairman of the Board

Edgar M. Cullman Jr. (1),(4),(6),(7)
President and Chief Executive Officer

Susan R. Cullman (1),(6),(7)
President of Republican Coalition
for Choice. Chairman of
the Public Policy Committee

John L. Ernst (1),(3),(5)
Chairman of the Board of President of
Bloomingdale Properties, Inc., investments real estate. Chairman of the Compensation and Nominating Committees

Thomas C. Israel (2),(7)
A Director and Chairman of A.C. Israel
Enterprises, Inc., investments. Chairman of the Audit Committee

Dan W. Lufkin (1),(2),(3),(4),(5)
Private investor. Co-Chairman of the Finance
Committee

Graham V. Sherren (7)
Chairman and Chief Executive Officer of
Centaur Communications Limited, publisher of business magazines in Great Britain

Peter J. Solomon (3),(4)
Chairman of Peter J. Solomon Company Limited, investment bankers and Chairman of Peter J.
Solomon Securities Company Limited.
Co-Chairman of the Finance Committee.

Francis T. Vincent, Jr. (2),(3),(7)
Vincent Enterprises-Private Investor


OFFICERS

Edgar M. Cullman
Chairman of the Board

Edgar M. Cullman, Jr.
President and Chief Executive Officer

Jay M. Green
Executive Vice President-Chief Financial
Officer and Treasurer

Edward B. Polite
Executive Vice President-Chief Operating Officer

Austin T. McNamara
Executive Vice President

Ross Wollen
Senior Vice President,
General Counsel and Secretary

Joseph C. Aird
Senior Vice President-Controller

Janet A. Krajewski
Vice President-Taxes

David M. Danziger
Vice President-Corporate Development


(1) Executive Committee
(2) Audit Committee
(3) Compensation Committee
(4) Finance Committee
(5) Nominating Committee
(6) Public Policy Committee
(7) Strategic Planning Committee

Corporate Directory

Executive Offices
General Cigar Holdings, Inc.
387 Park Avenue South
New York, NY 10016-8899
Tel: (212) 448-3800

Independent Accountants
Price Waterhouse LLP
1177 Avenue of the Americas
New York, NY 10036

Stock Listing
Class A Common Stock
New York Stock Exchange
Symbol MPP

Special Counsel
Latham & Watkins
885 Third Avenue (Suite 1000)
New York, NY 10022

Registrar and Transfer Agent
ChaseMellon Shareholders Services, L.L.C.
Overpeck Centre
85 Challenger Road
Ridgefield Park, N.J 07660

If you have any questions about your stockholdings please call or E-mail ChaseMellon as follows: (1-800-273-8044) (www.chasemellon.com)

Annual meeting

The Annual Meeting of shareholders of General Cigar Holdings, Inc. will be held on April 16, 1998 at 10:00 a.m. on the 11th floor of the Corporate Headquarters of Chase, 270 Park Avenue, New York, N.Y.

Shareholders' Information

The Corporation's Annual Report filed with the Securities and Exchange Commission on Form 10-K is available through EDGAR system of the Securities & Exchange Commission and other services and (while supplies last) upon written request to:

General Cigar Holdings, Inc.
387 Park Avenue South
New York, NY 10016-8899
Attn: Corporate Secretary



Note: The brand names of products mentioned in this Report are trademarks owned by General Cigar Holdings, Inc. and its subsidiaries. All rights thereto are reserved.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                              ---------------------

                                    FORM 10-K

                              ---------------------


                     FOR FISCAL YEAR ENDED NOVEMBER 29, 1997


                 ITEMS 8 and 14 - INDEX TO FINANCIAL STATEMENTS
                          AND ADDITIONAL FINANCIAL DATA


                              ---------------------

                          GENERAL CIGAR HOLDINGS, INC.

                        --------------------------------

                          GENERAL CIGAR HOLDINGS, INC.

           INDEX TO FINANCIAL STATEMENTS AND ADDITIONAL FINANCIAL DATA


      The financial statements together with the report thereon of Price Waterhouse LLP dated January 21, 1998, appearing in the accompanying 1997 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and such other information specifically incorporated by reference herein, the 1997 Annual Report to Shareholders is not to be deemed filed or incorporated by reference as part of this report.

      The following exhibits and additional financial date should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                  Report of Independent Accountants on Financial
                    Statement Schedule and Consent of Independent
                    Accountants......................................  C-1

Schedule VIII     Valuation and Qualifying Accounts and
                    Reserves.........................................  S-1

     Exhibit 11 - Statement Re: Computation of Earnings Per Share....  E-1

To the Board of Directors of General Cigar Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 21, 1998 appearing in the 1997 Annual Report to Shareholders of General Cigar Holdings. Inc, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

New York, New York
January 21, 1998


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (333-30659) of General Cigar Holdings, Inc. of our report dated January 21, 1998 appearing in the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears above.


/s/ Price Waterhouse LLP

New York, New York
February 26, 1998

                          GENERAL CIGAR HOLDINGS, INC.

          SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (Dollars in Thousands)


                                    Balance at  Charged to    Charged to   Deductions   Balance at
                                    Beginning    Costs and      Other         From          End
Description                          of Year     Expenses      Accounts     Reserves      of Year
-----------                         ----------  ----------    ----------   ----------   ----------
                     For fiscal year ended November 29, 1997
                     ---------------------------------------

Reserves:
Uncollectible accounts - trade........$482         1,372          413         936(1)      $1,331
                                      ====         =====          ===         =====       ======

                     For fiscal year ended November 30, 1996
                     ---------------------------------------

Reserves:
Uncollectible accounts - trade .......$465           420            -         403(1)        $482
                                      ====         =====          ===         =====       ======

                     For fiscal year ended December 2, 1995
                     --------------------------------------

Reserves:
Uncollectible accounts - trade........$725           132            -         392(1)        $465
                                      ====         =====          ===         =====       ======

----------

Notes:

(1)   Accounts receivable written-off.