Form 10-Q
period 1998-02-28
GENERAL CIGAR HOLDINGS INC
filed 1998-04-14
CIK 1029456

________________________________________________________________________________
________________________________________________________________________________


                                    FORM 10-Q
                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the 13 Weeks ended February 28, 1998

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from ....................
        to ....................

                                 ---------------

                        Commission file number: (1-12757)

                                 ---------------

                          GENERAL CIGAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3922128
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)
                                 ---------------

      387 Park Avenue South                                     10016-8899
        New York, New York                                      (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 448-3800

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 1998, 12,330,060 shares of Class A common stock, par value $0.01 per share, and 15,293,898 shares of Class B common stock, par value $0.01 per share, were outstanding.
________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS:
  -------------------------------
         Consolidated Statement of Operations for the 13 Weeks
           ended February 28, 1998 and March 1, 1997...............      Page 3

         Consolidated Balance Sheet as of February 28, 1998
           and November 29, 1997...................................      Page 4

         Consolidated Statement of Cash Flows for the 13 Weeks
           ended February 28, 1998 and March 1, 1997...............      Page 5

         Consolidated Statement of Changes in Stockholders' Equity
           for the 13 Weeks ended February 28, 1998................      Page 6

         Notes to Consolidated Financial Statements................      Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ---------------------------------------------------------------------
            AND RESULTS OF OPERATIONS..............................     Page 11
            -------------------------


PART II.   OTHER INFORMATION:

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................     Page 13
  ------------------------------------------


SIGNATURES.........................................................     Page 14


INDEX TO EXHIBITS..................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                               13 Weeks Ended
                                                              -----------------
                                                          February 28,  March 1,
                                                               1998       1997
                                                              ------     ------

NET SALES.................................................   $67,737    $49,798
Cost of goods sold........................................    34,786     27,515
                                                              ------     ------

GROSS PROFIT..............................................    32,951     22,283
Selling, general and administrative expenses..............    20,363     14,428
                                                              ------     ------

OPERATING PROFIT..........................................    12,588      7,855
Nonoperating income.......................................       164        317
Interest expense..........................................       833      1,274
                                                              ------     ------

Income before provision for income taxes..................    11,919      6,898
Provision for income taxes................................     4,232      2,621
                                                              ------     ------

NET INCOME................................................   $ 7,687    $ 4,277
                                                              ======      =====



Basic net income per share................................   $  0.28     $ 0.16
                                                              ======      =====
Weighted average common shares
   outstanding (in thousands).............................    27,590     26,987
                                                              ======     ======


Diluted net income per share..............................   $  0.27     $ 0.15
                                                              ======      =====
Weighted average common shares
   and equivalents outstanding (in thousands).............    28,672     28,200
                                                              ======     ======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)

                                                     February 28,   November 29,
                          ASSETS                            1998           1997
                                                            ----           ----
CURRENT ASSETS:                                        (Unaudited)
  Cash and cash equivalents...........................  $  3,358       $  8,976
  Receivables, less allowance
   of $1,149 (1997--$1,331)...........................    44,654         50,963
  Inventories:
    Raw materials and supplies........................    89,642         83,884
    Work-in-process...................................    10,058          9,202
    Finished goods....................................    22,203         14,272
                                                         -------        -------
                                                         121,903        107,358
  Other current assets................................    11,657          8,779
                                                         -------        -------
         TOTAL CURRENT ASSETS.........................   181,572        176,076
                                                         -------        -------
Property and equipment................................   117,896        113,041
Less: accumulated depreciation........................    46,893         45,552
                                                         -------        -------
         Net property and equipment...................    71,003         67,489

Intangible assets, net, principally
 trademarks and goodwill..............................    73,125         73,740
Other assets..........................................     2,650          2,900
                                                         -------        -------

         TOTAL ASSETS.................................  $328,350       $320,205
                                                         =======        =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities............  $ 34,833       $ 40,397
  Long-term debt due within one year..................     1,224          1,224
  Income taxes........................................     3,769          1,326
                                                         -------        -------
         TOTAL CURRENT LIABILITIES....................    39,826         42,947

Long-term debt........................................    50,995         47,540
Accrued retirement benefits...........................    16,190         15,923
Deferred income taxes.................................     6,157          5,317
Other noncurrent liabilities..........................     9,897         10,974
                                                         -------        -------
         TOTAL LIABILITIES............................   123,065        122,701
                                                         -------        -------
Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01-- authorized:
   20,000,000 shares; Issued: none....................        -              -
  Class B common stock, par value $0.01--authorized:
   25,000,000 shares;
     Issued: 15,293,898 shares at February 28, 1998;
     Issued: 15,707,226 shares at November 29, 1997...       153            157
  Class A common stock, par value $0.01--authorized:
   50,000,000 shares;
     Issued: 12,330,060 shares at February 28, 1998;
     Issued: 11,876,729 shares at November 29, 1997...       123            119
  Additional paid-in capital..........................   165,535        165,441
  Retained earnings...................................    39,474         31,787
                                                         -------        -------
         Total stockholders' equity...................   205,285        197,504
                                                         -------        -------
         Total liabilities and stockholders' equity...  $328,350       $320,205
                                                         =======        =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                                13 Weeks Ended
                                                              -----------------
                                                         February 28,   March 1,
                                                               1998       1997
                                                              ------     ------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income.............................................   $ 7,687    $ 4,277
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation and amortization.........................     2,048        867
    Changes in assets and liabilities, net of Villazon
      Acquisition and Liability Assumption in 1997:
    Decrease in accounts receivable.......................     6,309      5,134
    Increase in inventories...............................   (14,545)    (3,969)
    Decrease in accounts payable and accrued liabilities..    (5,564)    (4,879)
    Increase in deferred income taxes.....................       840        490
    Other, net............................................    (1,001)     1,298
                                                              ------     ------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.......    (4,226)     3,218
                                                              ------     ------
CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of Villazon, net of cash acquired..........        -     (56,243)
   Additions to property and equipment....................    (4,941)    (1,932)
                                                              ------     ------
NET CASH USED IN INVESTING ACTIVITIES.....................    (4,941)   (58,175)
                                                              ------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
   Increase in debt.......................................     3,500     62,450
   Net transactions with Culbro, excluding
     Liability Assumption.................................        -        (215)
   Payments of debt.......................................       (45)      (180)
   Proceeds from exercise of stock options................        94         -
   Other, net.............................................        -      (1,446)
                                                              ------     ------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................     3,549     60,609
                                                              ------     ------

Net (decrease) increase in cash and cash equivalents......    (5,618)     5,652
Cash and cash equivalents at beginning of period..........     8,976        409
                                                              ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 3,358    $ 6,061
                                                              ======     ======


See Notes to Consolidated Financial Statements.

                                 PART I (Cont.)

                          GENERAL CIGAR HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)

                               Class B    Class A    Additional                   Total
                               Common     Common      Paid-in      Retained    Stockholders'
                               Stock      Stock       Capital      Earnings       Equity
                               -------    -------    ----------    --------    -------------
BALANCE AT NOVEMBER 29, 1997... $  157     $  119      $165,441    $ 31,787      $197,504

Exercise of stock options......     -          -             94          -             94
Exchange of shares.............     (4)         4            -           -             -
Net income.....................     -          -             -        7,687         7,687
                                 -----      -----       -------     -------       -------

BALANCE AT FEBRUARY 28, 1998... $  153     $  123      $165,535    $ 39,474      $205,285
                                 =====      =====       =======     =======       =======


See Notes to Consolidated Financial Statements.

                         GENERAL CIGAR HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



(1)  INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and in the opinion of management reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity for the periods presented. Results of operations for the 13 weeks ended February 28, 1998 are not necessarily indicative of the results that may be expected for the entire year ending November 28, 1998.

     As used in these Notes, references to the "Company" mean General Cigar Holdings, Inc. and its subsidiaries General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), Club Macanudo, Inc. ("Club Macanudo"), and 387 PAS Corp. ("387 PAS"). The accompanying financial statements reflect the results of operations of these businesses and assets for all of the periods presented. Club Macanudo, which operates a cigar bar, and 387 PAS which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

     The accompanying Consolidated Financial Statements should be read in conjunction with the Company's audited 1997 financial statements included in Form 10-K, as filed with the Commission on February 27, 1998, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report.

 (2) VILLAZON ACQUISITION

     On January 21, 1997, the Company completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C. V., a Honduran corporation (collectively "Villazon"), for approximately $81.2 million consisting of $91.1 million of purchase price and direct acquisition costs less $9.9 million of cash acquired at closing. At closing, $64.3 million of cash was paid and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition was accounted for using the purchase method of accounting. Acquisition cost in excess of the fair value of net tangible assets was approximately $69 million, representing principally trademarks and goodwill (see unaudited pro forma condensed financial information in Note 4). The Company entered into a Credit Agreement to finance the acquisition. Proceeds from the Company's initial public offering (the "Offering") were used to reduce amounts outstanding under the Credit Agreement.

(3)  EARNINGS PER SHARE

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. EPS amounts for all periods presented have been restated to conform with SFAS 128. For the first quarters of 1998 and 1997, the only difference between the basic and diluted EPS calculation is the dilutive impact of stock options which are included in the diluted EPS calculations.

(4)  CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION

     The following consolidated condensed unaudited pro forma financial statement of operations reflects the Villazon Acquisition, including the effect of the associated borrowings to finance the acquisition, the Liability Assumption and the Offering as if these transactions were completed at the beginning of the period. The unaudited consolidated condensed pro forma balance sheet reflects the effect of the Offering as if it had taken place at the balance sheet date. The Villazon Acquisition and the Liability Assumption are already reflected in the Company's balance sheet at March 1, 1997. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations and financial position that actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.



            Consolidated Condensed Pro Forma Statement of Operations
                                   (Unaudited)

                                                              13 Weeks Ended
                                                               March 1, 1997
                                                              --------------
         Net sales...........................................     $55,390
                                                                   ------
         Operating profit....................................       8,974
         Nonoperating income.................................         317
         Interest expense....................................         550
                                                                   ------
         Income before provision for income taxes............       8,741
         Provision for income taxes..........................       3,340
                                                                   ------
         Net income..........................................     $ 5,401
                                                                   ======


         Basic net income per share..........................     $  0.20
                                                                   ======
         Diluted net income per share........................     $  0.19
                                                                   ======

                 Consolidated Condensed Pro Forma Balance Sheet
                                   (Unaudited)
                                                               March 1, 1997
                                                               -------------
         Current assets......................................     $106,819
         Property and equipment, net.........................       57,790
         Intangible assets...................................       70,617
         Other assets........................................        5,381
                                                                   -------
         Total assets........................................     $240,607
                                                                   =======

         Current liabilities.................................     $ 24,782
         Long-term debt......................................       27,921
         All other noncurrent liabilities....................       27,140
                                                                   -------
         Total liabilities...................................       79,843
         Stockholders' equity................................      160,764
                                                                   -------
         Total liabilities and stockholders' equity..........     $240,607
                                                                   =======


(5)  COMMITMENTS AND CONTINGENCIES

     As of February 28, 1998, the Company had commitments for capital expenditures of approximately $15.7 million for the expansion of manufacturing and distribution facilities, the addition of machinery and equipment, and the implementation of a new computer system.

     The  Company   believes  that  the  outcome  of  currently   pending  legal
     proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position.

(6)  SUPPLEMENTAL CASH FLOW INFORMATION

     Prior to the Offering, General Cigar had been included in Culbro Corporation ("Culbro") consolidated federal income tax returns. Accordingly, tax payments made by Culbro in the period prior to the Offering are reflected in net transactions with Culbro in the consolidated statement of cash flows. Income taxes paid by the company during the first quarter of 1998 was $0.9 million.

     Interest paid in the first quarter of 1998 and 1997 was $0.7 million and $1.4 million, respectively.

     At March 1, 1997, the estimated cash and noncash activities related to the Villazon Acquisition were summarized as follows:


         Estimated fair value of net assets acquired.........    $ 90,520
         Notes issued to sellers.............................     (24,370)
                                                                  -------
         Payments in connection with the acquisition.........      66,150
         Cash acquired.......................................      (9,907)
                                                                  -------
         Payments in connection with
           acquisition, net of cash acquired.................    $ 56,243
                                                                  =======


(7)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. These statements address presentation and disclosure matters that currently have no material impact on the Company's financial position or results of operations. The Company believes that it operates solely in one business segment and does not anticipate a change in the identification of its business segment.

                          GENERAL CIGAR HOLDINGS, INC.


Item 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
---------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the
Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements (i) changes in consumer preferences resulting in a decline in the demand for and consumption of cigars; (ii) an inability on the part of the Company to increase production of cigars, particularly premium cigars, to meet demand as a result of, among other things, a shortage of raw materials, trained labor or production capacity, (iii) an increase in the price of raw materials,
(iv) additional governmental regulation of tobacco or further tobacco litigation, (v) enactment of new or significant increases in existing excise taxes, (vi) political and/or economic instability in foreign countries where the Company has operations and (vii) other risks and uncertainties set forth in the Company's other filings with the Securities and Exchange Commission.

As used herein, references to the "Company" mean General Cigar Holdings, Inc. and its subsidiaries General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), Club Macanudo, Inc. ("Club Macanudo"), and 387 PAS Corp. ("387 PAS").

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.2 million in the first quarter of 1998 ("1998 First Quarter") compared to net cash of $3.2 million provided by operations in the first quarter of 1997 ("1997 First Quarter). The cash used in the 1998 First Quarter compared with the cash provided in the 1997 First Quarter reflected principally the increase of inventories. The increase in inventories of raw materials and supplies reflected purchases of tobacco to ensure supplies for future cigar production. The increase in inventories of finished goods reflected principally the availability of certain premium cigars previously in short supply. Accounts receivable decreased $6.3 million during the 1998 First Quarter as a result of seasonal sales in the fourth quarter of 1997.

Cash used in investing activities was $4.9 million in the 1998 First Quarter compared to $58.1 million in the 1997 First Quarter. In the 1998 First Quarter, investing activities consisted of purchases of property and equipment. In the 1997 First Quarter, investing activities reflected principally the acquisition of Villazon ($56.2 million) and purchases of property and equipment ($1.9 million).

Cash provided by financing activities was $3.5 million in the 1998 First Quarter compared to $60.6 million in the 1997 First Quarter. In the 1998 First Quarter, the Company increased its total borrowings to $52.2 million from $48.8 million as of November 29, 1997. The financing activities in the 1997 First Quarter reflected the bank borrowings used to finance the Villazon Acquisition.

The Company's working capital increased to $141.7 at February 28, 1998, from $133.1 million at November 29, 1997. Long-term debt increased by $3.5 million during the same period.

Based on its current projection of cash flows, management believes that cash from operations combined with its revolving credit facility will be sufficient to fund its operations. The Company expects that it will make capital expenditures of approximately $22 million in 1998, principally to complete current manufacturing capacity expansion projects, and install a new computer system. The Company is in the process of increasing the capacity of its revolving credit facility to provide the additional funds that maybe needed to finance its anticipated future growth.

RESULTS OF OPERATIONS

13 Weeks Ended February 28, 1998 as Compared to 13 Weeks Ended March 1, 1997

Net sales increased 36.0%, or $17.9 million, to $67.7 million in the 1998 First Quarter from $49.8 million in the 1997 First Quarter. The increase in net sales reflected principally higher unit sales of cigars, principally premium cigars, and higher prices in all cigar categories. The 1997 First Quarter included sales from the newly acquired Villazon business for two months of the quarter.

Gross profit increased 47.9%, or $10.7 million to $33.0 million in the 1998 First Quarter from $22.3 million in the 1997 First Quarter. Gross margin increased to 48.6% in the 1998 First Quarter from 44.7% in the 1997 First Quarter. The increase in gross margin reflected higher prices and the benefit of relatively higher sales of premium cigars.

Selling, general and administrative expenses increased to $20.3 million in the 1998 First Quarter from $14.4 million in the 1997 First Quarter. As a percentage of net sales, selling, general and administrative expenses in the 1998 First Quarter was comparable to those in the 1997 first quarter.

Operating profit increased 60.3%, or $4.7 million, to $12.6 million in the 1998 First Quarter from $7.9 million in the 1997 First Quarter. As a result of the higher gross margin, operating margin increased to 18.6% in the 1998 First Quarter compared to the 15.8% in the prior year's quarter.

Interest expense decreased 34.6% in the 1998 First Quarter to $0.8 million from $1.3 million in the 1997 First Quarter. The higher interest expense in the 1997 First Quarter reflects principally the cost of financing the Villazon Acquisition. The bank financing for the acquisition and certain of the seller notes were repaid with the net proceeds from the Offering.

The provision for income taxes was $4.2 million in the 1998 First Quarter as compared to $2.6 million in the 1997 First Quarter. The lower effective tax rate of 35.5% in the 1998 First Quarter compared to 38.0% in the 1997 First Quarter reflects a change in the geographical composition of earnings.

As a result of the changes described above, net income increased 79.7% to $7.7 million compared to $4.3 million in the 1997 First Quarter.

                           PART II. OTHER INFORMATION

                          GENERAL CIGAR HOLDINGS, INC.



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)  EXHIBITS

      The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

      Exhibit
      Number                      Description of Exhibit
      -------                     ----------------------

      11        Statement re: computation of per share earnings

      27        Financial Data Schedule

(b)  REPORTS ON FORM 8-K

      No Report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                          GENERAL CIGAR HOLDINGS, INC.


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GENERAL CIGAR HOLDINGS, INC.


Date:  April 14, 1998                      By: /s/ Jay M. Green
                                               ----------------
                                               Jay M. Green
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial Officer)


Date:  April 14, 1998                      By: /s/ Joseph Aird
                                               ---------------
                                               Joseph Aird
                                               Senior Vice President,
                                               Controller

                          GENERAL CIGAR HOLDINGS, INC.

                                INDEX TO EXHIBITS



EXHIBIT NO.   DESCRIPTION                                                   PAGE
--------------------------------------------------------------------------------

   11         Statement re: computation of per share earnings..............  E-2

   27         Financial Data Schedule......................................  E-3