Form 10-Q
period 1998-05-30
GENERAL CIGAR HOLDINGS INC
filed 1998-07-13
CIK 1029456

================================================================================
________________________________________________________________________________


                                    FORM 10-Q
                                 _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the 13 Weeks ended May 30, 1998

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from ....................
        to ....................

                                 _______________

                        Commission file number: (1-12757)

                                 _______________

                          GENERAL CIGAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3922128
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)
                                 _______________

      387 Park Avenue South                                     10016-8899
        New York, New York                                      (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 448-3800
                                 _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1998, 12,303,188 shares of Class A common stock, par value $0.01 per share, and 14,901,761 shares of Class B common stock, par value $0.01 per share, were outstanding.

________________________________________________________________________________

================================================================================

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS:
  -------------------------------
         Consolidated  Statement of Operations  for the 13 Weeks
           ended May 30, 1998 and May 31, 1997 and for the
           26 Weeks ended May 30, 1998 and May 31, 1997............      Page 3

         Consolidated Balance Sheet as of May 30, 1998
           and November 29, 1997...................................      Page 4

         Consolidated Statement of Cash Flows for the 26 Weeks
           ended May 30, 1998 and May 31, 1997.....................      Page 5

         Consolidated Statement of Changes in Stockholders' Equity
           for the 26 Weeks ended May 30, 1998.....................      Page 6

         Notes to Consolidated Financial Statements................      Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ---------------------------------------------------------------------
            AND RESULTS OF OPERATIONS..............................     Page 11
            -------------------------


PART II.   OTHER INFORMATION:

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     Page 14
  -------------------------------------------------------------

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................     Page 14
  ------------------------------------------


SIGNATURES.........................................................     Page 16


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

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (dollars in thousands except per share data)
                                   (Unaudited)

                                           ________________   __________________
                                            13 Weeks Ended       26 Weeks Ended
                                           May 30,  May 31,     May 30,  May 31,
                                           ----------------   ------------------
                                             1998     1997      1998      1997
                                           -------  -------   --------  --------
NET SALES................................  $68,248  $58,908   $135,985  $108,706
Cost of goods sold.......................   36,322   32,435     71,108    59,950
                                            ------   ------    -------   -------

GROSS PROFIT.............................   31,926   26,473     64,877    48,756
Selling, general and
   administrative expenses...............   20,617   15,873     40,980    30,301
                                            ------   ------    -------   -------

OPERATING PROFIT.........................   11,309   10,600     23,897    18,455
Nonoperating income......................      206      153        370       470
Interest expense.........................    1,026      447      1,859     1,721
                                            ------   ------    -------   -------

Income before provision for income taxes.   10,489   10,306     22,408    17,204
Provision for income taxes...............    3,732    3,916      7,955     6,537
                                            ------   ------    -------   -------

NET INCOME...............................  $ 6,766  $ 6,390   $ 14,453  $ 10,667
                                            ======   ======    =======   =======



Basic net income per share...............   $ 0.24   $ 0.24     $ 0.52    $ 0.39
                                             =====    =====      =====     =====
Weighted average common shares
   outstanding (in thousands)............   27,621   27,102     27,606    27,045
                                            ======   ======     ======    ======


Diluted net income per share.............   $ 0.24   $ 0.22     $ 0.51    $ 0.37
                                             =====    =====      =====     =====
Weighted average common shares and
   equivalents outstanding (in thousands)   28,444   28,900     28,558    28,550
                                            ======   ======     ======    ======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)
                                                       ___________  ____________
                                                         May 30,    November 29,
                          ASSETS                            1998           1997
                                                       -----------  ------------
CURRENT ASSETS:                                        (Unaudited)
  Cash and cash equivalents...........................  $  2,430       $  8,976
  Receivables, less allowance of $1,029 (1997-$1,331).    38,280         50,963
  Inventories:
    Raw materials and supplies........................    97,499         83,884
    Work-in-process...................................     9,745          9,202
    Finished goods....................................    35,132         14,272
                                                         -------        -------
                                                         142,376        107,358
  Other current assets................................     6,429          8,779
                                                         -------        -------
         TOTAL CURRENT ASSETS.........................   189,515        176,076
                                                         -------        -------
Property and equipment................................   122,919        113,041
Less:  accumulated depreciation.......................    48,159         45,552
                                                         -------        -------
         Net property and equipment...................    74,760         67,489
Intangible assets, net, principally
  trademarks and goodwill.............................    72,455         73,740
Other assets..........................................     2,771          2,900
                                                         -------        -------
         TOTAL ASSETS.................................  $339,501       $320,205
                                                         =======        =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities............  $ 33,922       $ 40,397
  Long-term debt due within one year..................     1,171          1,224
  Income taxes........................................     1,495          1,326
                                                         -------        -------
         TOTAL CURRENT LIABILITIES....................    36,588         42,947
Long-term debt........................................    62,110         47,540
Accrued retirement benefits...........................    16,271         15,923
Deferred income taxes.................................     6,909          5,317
Other noncurrent liabilities..........................     7,829         10,974
                                                         -------        -------
         TOTAL LIABILITIES............................   129,707        122,701
                                                         -------        -------
Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01-- authorized:
   20,000,000 shares; Issued: none....................        -              -
  Class B common stock, par value $0.01--authorized:
   25,000,000 shares;
     Issued: 14,939,684 shares at May 30, 1998;
     Issued: 15,707,226 shares at November 29, 1997...       149            157
  Class A common stock, par value $0.01--authorized:
   50,000,000 shares;
     Issued: 12,693,165 shares at May 30, 1998;
     Issued: 11,876,729 shares at November 29, 1997...       127            119
  Additional paid-in capital..........................   165,700        165,441
  Retained earnings...................................    46,240         31,787
                                                         -------        -------
                                                         212,216        197,504
  Less:  cost of Class A common stock held
           in treasury, 238,100 shares................    (2,422)            -
                                                         -------        -------
         Total stockholders' equity...................   209,794        197,504
                                                         -------        -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...  $339,501       $320,205
                                                         =======        =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)
                                                              __________________
                                                                26 Weeks Ended
                                                              May 30,    May 31,
                                                              ------------------
                                                               1998       1997
                                                              ------     ------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income.............................................   $14,453    $10,667
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
    Depreciation and amortization.........................     4,253      3,100
    Changes in assets and liabilities, net of Villazon
      Acquisition and Liability Assumption in 1997:
    Decrease in accounts receivable.......................    12,683      5,138
    Increase in inventories...............................   (35,018)   (16,087)
    Decrease in accounts payable and accrued liabilities..    (6,475)    (2,447)
    Increase in income taxes payable......................       169      3,660
    Increase in deferred income taxes.....................     1,592      1,517
    Other, net............................................      (379)     1,500
                                                              ------     ------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..    (8,722)     7,048
                                                              ------     ------
CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of Villazon, net of cash acquired..........        -     (70,068)
   Additions to property and equipment....................   (10,178)    (4,872)
                                                              ------     ------
     NET CASH USED IN INVESTING ACTIVITIES................   (10,178)   (74,940)
                                                              ------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from Offering.............................        -     112,600
   Increase in debt.......................................    15,000        -
   Purchase of treasury stock.............................    (2,422)       -
   Payments of debt.......................................      (483)   (38,137)
   Proceeds from exercise of stock options................       129        -
   Tax benefit from exercise of stock options.............       130        -
   Net transactions with Culbro, excluding
     Liability Assumption.................................        -      (2,640)
   Other, net.............................................        -      (1,000)
                                                              ------     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES............    12,354     70,823
                                                              ------     ------

Net (decrease) increase in cash and cash equivalents......    (6,546)     2,931
Cash and cash equivalents at beginning of period..........     8,976        409
                                                              ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 2,430    $ 3,340
                                                              ======     ======


See Notes to Consolidated Financial Statements.

                                 PART I (Cont.)

                          GENERAL CIGAR HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)
                               _______    _______    __________    ________   ________   _____________
                               Class B    Class A    Additional                             Total
                               Common     Common      Paid-in      Retained   Treasury   Stockholders'
                               Stock      Stock       Capital      Earnings     Stock       Equity
                               -------    -------    ----------    --------   --------   -------------
BALANCE AT NOVEMBER 29, 1997... $  157     $  119      $165,441    $ 31,787   $     -      $197,504

Exercise of stock options......     -          -            129          -          -           129
Exchange of shares.............     (8)         8            -           -          -            -
Tax benefit arising from
  exercise of employee
  stock options................     -          -            130          -          -           130
Purchase of treasury stock.....     -          -             -           -      (2,422)      (2,422)
Net income.....................     -          -             -       14,453         -        14,453
                                 -----      -----       -------     -------    -------      -------

BALANCE AT MAY 30, 1998........ $  149     $  127      $165,700    $ 46,240   $ (2,422)    $209,794
                                 =====      =====       =======     =======    =======      =======


See Notes to Consolidated Financial Statements.

                         GENERAL CIGAR HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands except per share data)
                                 (Unaudited)



(1)  INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and in the opinion of management reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity for the periods presented. Results of operations for the 26 weeks ended May 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending November 28, 1998.

     As used in these Notes, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), Club
     Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively "Club Macanudo"), and 387 PAS Corp. ("387 PAS"). The accompanying financial statements reflect the results of operations of these businesses and assets for all of the periods presented. Club Macanudo, which operates cigar bars in New York City and Chicago, and 387 PAS which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

     The accompanying Consolidated Financial Statements should be read in conjunction with the Company's audited 1997 financial statements included in Form 10-K, as filed with the Commission on February 27, 1998, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report.


(2) VILLAZON ACQUISITION

     On January 21, 1997, the Company completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C. V., a Honduran corporation (collectively "Villazon"), for approximately $81.2 million consisting of $91.1 million of purchase price and direct acquisition costs, less $9.9 million of cash acquired at closing. At closing, $64.3 million of cash was paid and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition was accounted for using the purchase method of accounting. Acquisition cost in excess of the fair value of net tangible assets was approximately $69 million, representing principally trademarks and goodwill (see unaudited pro forma condensed financial information in Note 4). The Company entered into a Credit Agreement to finance the acquisition. Proceeds from the Company's initial public offering (the "Offering") were used to reduce amounts outstanding under the Credit Agreement.

(3)  EARNINGS PER SHARE

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. EPS amounts for all prior periods presented have been restated to conform with SFAS 128. For the periods presented, the only difference between the basic and diluted EPS calculation is the dilutive impact of stock options which are included in the diluted EPS calculations.


(4)  CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION

     The following consolidated condensed unaudited pro forma financial statement of operations reflects the Villazon Acquisition, including the effect of the associated borrowings to finance the acquisition, the Liability Assumption and the Offering as if these transactions were completed at the beginning of the period. The Villazon Acquisition and the Liability Assumption are already reflected in the Company's balance sheet at May 31, 1997. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations and financial position that actually would have been achieved had the transactions discussed above actually taken place at the assumed date.


            Consolidated Condensed Pro Forma Statement of Operations
                                   (Unaudited)

                                                              26 Weeks Ended
                                                               May 31, 1997
                                                               ------------
         Net sales...........................................    $114,298
                                                                  -------

         Operating profit....................................      19,574
         Nonoperating income.................................         470
         Interest expense....................................         953
                                                                  -------
         Income before provision for income taxes............      19,091
         Provision for income taxes..........................       7,273
                                                                  -------
         Net income..........................................    $ 11,818
                                                                  =======

         Basic net income per share..........................      $ 0.44
                                                                    =====
         Diluted net income per share........................      $ 0.41
                                                                    =====

(5)  COMMITMENTS AND CONTINGENCIES

     As of May 31, 1998, the Company had commitments for capital expenditures of approximately $10.3 million for the improvement of manufacturing and distribution facilities, the addition of machinery and equipment, and the implementation of a new computer system.

     The  Company   believes  that  the  outcome  of  currently   pending  legal
     proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position.


(6)  SUPPLEMENTAL CASH FLOW INFORMATION

     Prior to the Offering, General Cigar had been included in Culbro Corporation ("Culbro") consolidated federal income tax returns. Accordingly, tax payments made by Culbro in the period prior to the Offering are reflected in net transactions with Culbro in the consolidated statement of cash flows. Income taxes paid by the company during the six months ended May 30, 1998 was $6.1 million.

     Interest paid in the six months period of 1998 and 1997 was $1.8 million and $1.7 million, respectively.

     At May 31, 1997, the estimated cash and noncash activities related to the Villazon Acquisition were summarized as follows:


         Estimated fair value of net assets acquired.........   $ 89,975
         Notes issued to sellers.............................    (24,370)
         Payment of short-term seller notes..................     14,370
                                                                  ------
         Payments in connection with the acquisition.........     79,975
         Cash acquired.......................................     (9,907)
                                                                  ------
         Payments in connection with acquisition, net
              of cash acquired...............................   $ 70,068
                                                                  ======


(7)  AMENDMENTS TO CREDIT FACILITIES

     On April 29, 1998, the Company amended its Credit Agreement to increase the commitment of the revolving credit facility to $92.5 million from $50 million. Borrowings under the revolving credit facility bear interest, at the Company's option, of either (1) the ABR (2) the Eurodollar rate plus 0.75% or (3) a combination thereof. The Company pays a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility.

(8) STOCK REPURCHASE PROGRAM

     On May 21, 1998, the Company announced a program to repurchase up to 5% of the Company's common stock from time to time in open market transactions. The maximum amount authorized of 5% represents approximately 8% of the outstanding common stock after excluding the common stock owned by the Cullman and Ernst group, the Company's principal shareholders. Through May 30, 1998, the Company repurchased 238,100 shares of Class A common stock for $2.4 million under this program.


(9)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". All of these statements are effective for fiscal years beginning after December 15, 1997. These statements address presentation and disclosure matters that currently have no material impact on the Company's financial position or results of operations.

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

AS USED HEREIN, REFERENCES TO THE "COMPANY" MEAN GENERAL CIGAR HOLDINGS, INC. AND ITS DIRECT AND INDIRECT SUBSIDIARIES GENERAL CIGAR CO., INC. ("GENERAL CIGAR"), VILLAZON & COMPANY, INC. ("VILLAZON"), CLUB MACANUDO, INC. AND CLUB MACANUDO (CHICAGO), INC. (COLLECTIVELY, "CLUB MACANUDO"), AND 387 PAS CORP. ("387 PAS").


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8.7 million in the six months ended May 30, 1998 (the "1998 Period") compared to net cash of $7.0 million provided by operations in the six months ended May 31, 1997 (the "1997 Period). The use of cash in the 1998 Period compared to cash flow generated in the 1997 Period reflected substantially higher level of inventories. The substantial increase in cigar demand created shortages of tobacco in 1997 and its effect continued into 1998. Accordingly, the Company has increased substantially its inventory of filler and binder tobacco needed for making high quality premium cigars. However, due to the lower rate of growth in cigar sales currently being experienced, the Company has begun to curtail its tobacco purchases, but will continue to secure supplies of its primary tobacco requirements under existing arrangements with suppliers. The increase in inventories of finished goods reflected principally the availability of certain premium cigars previously in short supply. The Company has downsized its manufacturing workforce and reduced production of cigars to bring inventory levels in line with current demand. Accounts receivable decreased $12.7 million during the 1998 Period as a result of seasonal sales in the fourth quarter of 1997.

Cash used in investing activities was $10.2 million in the 1998 Period compared to $74.9 million in the 1997 Period. In the 1998 Period, investing activities consisted of purchases of property and equipment to complete the manufacturing capacity expansion projects. In the 1997 Period, investing activities reflected principally the acquisition of Villazon ($70.0 million) and purchases of property and equipment ($4.9 million).

Cash provided by financing activities was $12.4 million in the 1998 Period compared to $70.8 million in the 1997 Period. The financing activities in the 1997 Period reflected the net proceeds from the Offering and the repayments of bank borrowings used to finance the Villazon Acquisition and the assumed Culbro general corporate debt. In the 1998 Period, the Company increased its long-term borrowings by $15.0 million to finance the manufacturing capacity expansion projects and higher working capital requirements. In April 1998, the Company increased its commitment under the revolving line of credit from $50.0 million to $92.5 million principally to provide more working capital financing, and extended the term to April 29, 2001. As of May 30, 1998, $45.5 million was available under the facility.

The Company's Board of Directors has authorized the purchase of up to 5% of the Company's common stock from time to time on open market transactions. As of May 30, 1998, 238,100 shares with a cumulative cost of $2.4 million had been repurchased under this program.

The Company's working capital increased to $152.9 million at May 31, 1998, from $133.1 million at November 29, 1997. Total debt increased by $14.5 million during the same period.

Based on its current projection of cash flows, management believes that cash from operations combined with its revolving credit facility will be sufficient to fund its operations. The Company expects that it will make capital expenditures in fiscal 1998 of approximately $21 million, principally to improve manufacturing efficiencies, and install a new computer system.


RESULTS OF OPERATIONS

THREE MONTH AND SIX MONTH PERIODS ENDED MAY 30, 1998 AS COMPARED TO THREE MONTH AND SIX MONTH PERIODS ENDED MAY 31, 1997

Net sales increased 15.9%, or $9.3 million, to $68.2 million in the second quarter of 1998 ("1998 Second Quarter") from $58.9 million in the second quarter of 1997 ("1997 Second Quarter"). The increase in net sales reflected higher unit sales of mass market cigars and higher prices in certain mass market cigar categories.

Net sales in the 1998 Period were $136.0 million, an increase of 25.1% over net sales of 108.7 million in the 1997 Period. The increase in net sales reflected principally higher unit sales of cigars and higher prices in all cigar categories.

Gross profit increased 20.6%, or $5.4 million to $31.9 million in the 1998 Second Quarter from $26.5 million in the 1997 Second Quarter. Gross margin increased to 46.8% in the 1998 Second Quarter from 44.9% in the 1997 Second Quarter. The increase in gross margin reflected higher unit sales and the benefit of relatively higher prices of certain cigar categories. In the 1998 Period, gross profit increased 33.1%, or $16.1 million to $64.9 million from $48.8 million in the 1997 Period. Gross margin also increased to 47.7% in the 1998 Period from 44.9% in the 1997 Period.

Selling, general and administrative expenses ("S,G&A") increased to $20.6 million in the 1998 Second Quarter from $15.9 million in the 1997 Second Quarter. For the 1998 Period, S,G&A expenses increased to $41.0 million from $30.3 million in the 1997 Period. As a percentage of net sales, S,G&A expenses were 30.2% and 30.1%, in the 1998 Second Quarter and 1998 Period, respectively, compared to 26.9% and 27.9%, in the 1997 Second Quarter and 1997 Period, respectively. The increases in S,G&A expenses as a percentage of net sales reflect higher marketing expenses and higher general and administrative expenses, including certain non-recurring charges, associated with business development activities.

Operating profit increased 6.7%, or $0.7 million, to $11.3 million in the 1998 Second Quarter from $10.6 million in the 1997 Second Quarter as a result of the higher S,G&A expenses. Operating margin decreased to 16.6% from 18.0% in the 1998 Second Quarter. In the 1998 Period, operating profit was $23.9 million, or 17.6% of net sales, as compared to $18.5 million, or 17.0% of net sales, in the 1997 Period.

Interest expense increased to $1.0 million in the 1998 Second Quarter from $0.5 million in the 1997 Second Quarter. This increase was due to higher average borrowings during the 1998 Second Quarter. For the 1998 Period, interest expense increased to $1.9 million from $1.7 million in the 1997 Period. The interest expense in the 1997 Period reflected principally the cost of financing the Villazon Acquisition. The bank financing for the acquisition and certain of the seller notes were repaid with the net proceeds from the Offering.

The provision for income taxes was $3.7 million in the 1998 Second Quarter as compared to $3.9 million in the 1997 Second Quarter. For the 1998 Period income tax provision was $8.0 million as compared to $6.5 million in the 1997 Period. The lower effective tax rate of 35.5% in 1998 compared to 38.0% in 1997 reflects a change in the geographical composition of earnings.

As a result of the changes described above, principally higher gross profits substantially offset by higher expenses, net income increased 5.9% to $6.8 million compared to $6.4 million in the 1997 Second Quarter. Net income for the 1998 Period was $14.5 million, an increase of 35.5% from net income of $10.7 million in the 1997 Period.

                          PART II. OTHER INFORMATION


                         GENERAL CIGAR HOLDINGS, INC.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On April 16, 1998, the Company held its annual meeting of stockholders in New York, N.Y. The stockholders elected the following directors with corresponding votes for and against. These votes reflect shares of the Company's Class A common stock which entitles each stockholder to one vote for each share held and shares of Class B common stock which entitles each stockholder to ten votes for each share held.

                                                  Number of        Number of
     Name of Director                             Votes For      Votes Against
     -------------------------------------------------------------------------

     Edgar M. Cullman..........................  154,469,468        424,897
     Bruce A. Barnet...........................  154,627,572        266,793
     John L. Bernbach..........................  154,309,497        584,864
     Edgar M. Cullman, Jr......................  154,514,992        379,373
     Susan R. Cullman..........................  154,435,436        458,929
     John L. Ernst.............................  154,516,172        378,193
     Thomas C. Israel..........................  154,627,572        266,793
     Dan W. Lufkin.............................  154,582,872        311,493
     Graham V. Sherren.........................  154,310,097        584,268
     Peter J. Solomon..........................  154,516,772        377,593
     Francis T. Vincent, Jr....................  154,516,772        377,593

The stockholders approved the selection the Company's independent accountants for 1998:

                                  Number of       Number of        Number of
                                  Votes For     Votes Against   Votes Abstained
                                 -----------    -------------   ---------------

     Price Waterhouse LLP.....   154,689,418       20,875           184,072



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS

      The exhibits listed in the following table have been filed as part of this Quarterly Report on Form 10-Q.

      EXHIBIT
      NUMBER                      DESCRIPTION OF EXHIBIT
      --------------------------------------------------------------------------

      10.17(a) Amended and Restated Credit Agreement, dated as of April 29, 1998, Among General Cigar Co., Inc. as Borrower; General Cigar Holdings, Inc., 387 PAS

                Corp., Club Macanudo, Inc., Club Macanudo (Chicago), Inc. and Villazon & Company, Inc., as Guarantors, and The Lenders From Time to Time Parties Hereto, and The Chase Manhattan Bank as Administrative Agent. (Exhibits and schedules are omitted; the Registrant hereby undertakes to furnish a copy of such exhibits and schedules to the Commission upon request).

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



                                           GENERAL CIGAR HOLDINGS, INC.


Date:  July 13, 1998                       By: /s/ Jay M. Green
                                               ----------------
                                               Jay M. Green
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial Officer)


Date:  July 13, 1998                       By: /s/ Joseph C. Aird
                                               ------------------
                                               Joseph C. Aird
                                               Senior Vice President,
                                               Controller

                          GENERAL CIGAR HOLDINGS, INC.

                                INDEX TO EXHIBITS



EXHIBIT NO.   DESCRIPTION                                                   PAGE
--------------------------------------------------------------------------------
  10.17(a)  Amended and Restated Credit Agreement,  dated as of April 29,
            1998,  Among  General  Cigar Co.,  Inc. as Borrower;  General
            Cigar  Holdings,  Inc., 387 PAS Corp.,  Club Macanudo,  Inc.,
            Club Macanudo (Chicago),  Inc. and Villazon & Company,  Inc.,
            as Guarantors, and The Lenders From Time to Time Parties Hereto, and The Chase Manhattan Bank as Administrative Agent. (Exhibits and schedules are omitted; the Registrant hereby undertakes to furnish a copy of such exhibits and schedules to the Commission upon request)...............................  E-2

  11        Statement re: computation of per share earnings...............  E-3

  27        Financial Data Schedule.......................................  E-4