Form 10-Q
period 1998-08-29
GENERAL CIGAR HOLDINGS INC
filed 1998-10-13
CIK 1029456

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the 13 Weeks ended August 29, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1998, 11,997,432 shares of Class A common stock, par value $0.01 per share, and 14,773,617 shares of Class B common stock, par value $0.01 per share, were outstanding.

________________________________________________________________________________

================================================================================

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS:
  -------------------------------
         Consolidated  Statement of Operations  for the 13 Weeks
           ended August 29, 1998 and August 30, 1997 and for the
           39 Weeks ended August 29, 1998 and August 30, 1997......     Page 3

         Consolidated Balance Sheet as of August 29, 1998
           and November 29, 1997...................................     Page 4

         Consolidated Statement of Cash Flows for the 39 Weeks
           ended August 29, 1998 and August 30, 1997...............     Page 5

         Consolidated Statement of Changes in Stockholders' Equity
           for the 39 Weeks ended August 29, 1998..................     Page 6

         Notes to Consolidated Financial Statements................     Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ---------------------------------------------------------------------
            AND RESULTS OF OPERATIONS..............................     Page 11
            -------------------------


PART II.   OTHER INFORMATION:


  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................     Page 15
  ------------------------------------------


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

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (dollars in thousands except per share data)
                                   (Unaudited)

                                         __________________   __________________
                                           13 Weeks Ended       39 Weeks Ended
                                         Aug. 29,  Aug. 30,   Aug. 29,  Aug. 30,
                                         ------------------   ------------------
                                           1998      1997       1998      1997
                                         --------  --------   --------  --------
NET SALES...............................  $63,398   $70,660   $199,383  $179,366
Cost of goods sold......................   32,441    35,393    103,549    95,343
                                           ------    ------    -------   -------

GROSS PROFIT............................   30,957    35,267     95,834    84,023
Selling, general and
   administrative expenses..............   22,113    16,470     63,093    46,771
                                           ------    ------    -------   -------

OPERATING PROFIT........................    8,844    18,797     32,741    37,252
Nonoperating income.....................      145       157        515       627
Interest expense........................    1,217       617      3,076     2,338
                                           ------    ------    -------   -------

Income before provision
   for income taxes.....................    7,772    18,337     30,180    35,541
Provision for income taxes..............    2,759     6,968     10,714    13,505
                                           ------    ------    -------   -------

NET INCOME..............................  $ 5,013   $11,369   $ 19,466  $ 22,036
                                           ======    ======    =======   =======



Basic net income per share..............   $ 0.18    $ 0.42     $ 0.71    $ 0.81
                                            =====     =====      =====     =====
Weighted average common shares
   outstanding (in thousands)...........   27,179    27,172     27,464    27,087
                                           ======    ======     ======    ======


Diluted net income per share............   $ 0.18    $ 0.40     $ 0.69    $ 0.77
                                            =====     =====      =====     =====
Weighted average common shares
   and equivalents outstanding
   (in thousands).......................   27,856    28,700     28,324    28,600
                                           ======    ======     ======    ======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)
                                                       ___________  ____________
                                                       August 29,   November 29,
                          ASSETS                            1998           1997
                                                       -----------  ------------
CURRENT ASSETS:                                        (Unaudited)
  Cash and cash equivalents...........................  $  2,100       $  8,976
  Receivables, less allowance of $1,273 (1997-$1,331).    36,015         50,963
  Inventories:
    Raw materials and supplies........................   108,757         83,884
    Work-in-process...................................     7,278          9,202
    Finished goods....................................    43,649         14,272
                                                         -------        -------
                                                         159,684        107,358
  Other current assets................................     7,425          8,779
                                                         -------        -------
         TOTAL CURRENT ASSETS.........................   205,224        176,076
                                                         -------        -------
Property and equipment................................   127,575        113,041
Less:  accumulated depreciation.......................    49,439         45,552
                                                         -------        -------
         Net property and equipment...................    78,136         67,489
Intangible assets, net, principally
  trademarks and goodwill.............................    71,808         73,740
Other assets..........................................     2,715          2,900
                                                         -------        -------
         TOTAL ASSETS.................................  $357,883       $320,205
                                                         =======        =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities............  $ 38,511       $ 40,397
  Long-term debt due within one year..................     1,177          1,224
  Income taxes........................................     2,345          1,326
                                                         -------        -------
         TOTAL CURRENT LIABILITIES....................    42,033         42,947
Long-term debt........................................    74,629         47,540
Accrued retirement benefits...........................    14,351         15,923
Deferred income taxes.................................     7,461          5,317
Other noncurrent liabilities..........................     8,818         10,974
                                                         -------        -------
         TOTAL LIABILITIES............................   147,292        122,701
                                                         -------        -------
Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01-- authorized:
   20,000,000 shares; Issued: none....................        -              -
  Class B common stock, par value $0.01--authorized:
   25,000,000 shares;
     Issued: 14,877,747 shares at August 29, 1998;
     Issued: 15,707,226 shares at November 29, 1997...       149            157
  Class A common stock, par value $0.01--authorized:
   50,000,000 shares;
     Issued: 12,755,102 shares at August 29, 1998;
     Issued: 11,876,729 shares at November 29, 1997...       127            119
  Additional paid-in capital..........................   165,700        165,441
  Retained earnings...................................    51,253         31,787
                                                         -------        -------
                                                         217,229        197,504
  Less:  cost of Class A common stock held
           in treasury, 770,600 shares................    (6,638)            -
                                                         -------        -------
         Total stockholders' equity...................   210,591        197,504
                                                         -------        -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...  $357,883       $320,205
                                                         =======        =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)
                                                              __________________
                                                                39 Weeks Ended
                                                              Aug. 29,  Aug. 30,
                                                              ------------------
                                                               1998       1997
                                                              ------     ------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income.............................................   $19,466    $22,036
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
    Depreciation and amortization.........................     6,498      4,992
    Changes in assets and liabilities, net of Villazon
      Acquisition and Liability Assumption in 1997:
    Decrease (Increase) in accounts receivable............    14,948     (6,337)
    Increase in inventories...............................   (52,326)   (32,851)
    (Decrease) Increase in accounts payable
      and accrued liabilities.............................    (1,886)     1,471
    Increase in income taxes payable......................     1,019      8,959
    Increase in deferred income taxes.....................     2,144      2,913
    Other, net............................................    (1,802)     2,112
                                                              ------     ------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..   (11,939)     3,295
                                                              ------     ------
CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of Villazon, net of cash acquired..........        -     (70,068)
   Additions to property and equipment....................   (15,044)    (8,807)
                                                              ------     ------
     NET CASH USED IN INVESTING ACTIVITIES................   (15,044)   (78,875)
                                                              ------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from Offering.............................        -     112,600
   Increase in debt.......................................    27,000        -
   Purchase of treasury stock.............................    (6,638)       -
   Payments of debt.......................................      (514)   (26,854)
   Proceeds from exercise of stock options................       129        -
   Tax benefit from exercise of stock options.............       130        -
   Net transactions with Culbro, excluding
     Liability Assumption.................................        -      (2,240)
   Other, net.............................................        -      (1,000)
                                                              ------     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES............    20,107     82,506
                                                              ------     ------

Net (decrease) increase in cash and cash equivalents......    (6,876)     6,926
Cash and cash equivalents at beginning of period..........     8,976        409
                                                              ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 2,100    $ 7,335
                                                              ======     ======


See Notes to Consolidated Financial Statements.

                                 PART I (Cont.)

                          GENERAL CIGAR HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)
                               _______    _______    __________    ________   ________   _____________
                               Class B    Class A    Additional                             Total
                               Common     Common      Paid-in      Retained   Treasury   Stockholders'
                                Stock      Stock      Capital      Earnings     Stock       Equity
                               -------    -------    ----------    --------   --------   -------------
BALANCE AT NOVEMBER 29, 1997... $  157     $  119      $165,441    $ 31,787   $     -      $197,504

Exercise of stock options......     -          -            129          -          -           129
Exchange of shares.............     (8)         8            -           -          -            -
Tax benefit arising from
  exercise of employee
  stock options................     -          -            130          -          -           130
Purchase of treasury stock.....     -          -             -           -      (6,638)      (6,638)
Net income.....................     -          -             -       19,466         -        19,466
                                 -----      -----       -------     -------    -------      -------

BALANCE AT AUGUST 29, 1998..... $  149     $  127      $165,700    $ 51,253   $ (6,638)    $210,591
                                 =====      =====       =======     =======    =======      =======


See Notes to Consolidated Financial Statements.

                         GENERAL CIGAR HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands except per share data)
                                 (Unaudited)



(1)  INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission ("Commission") and in the opinion of management reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity for the periods presented. Results of operations for the 39 weeks ended August 29, 1998 are not necessarily indicative of the results that may be expected for the entire year ending November 28, 1998.

     As used in these Notes, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), Club
     Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively "Club Macanudo"), and 387 PAS Corp. ("387 PAS"). The accompanying financial statements reflect the results of operations of these businesses and assets for all of the periods presented. Club Macanudo, operates cigar bars in New York City and Chicago, and 387 PAS owns and operates the Company's headquarters building.

     The accompanying Consolidated Financial Statements should be read in conjunction with the Company's audited 1997 financial statements included in Form 10-K, as filed with the Commission on February 27, 1998, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report.

 (2) VILLAZON ACQUISITION

     On January 21, 1997, the Company completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C.V., a Honduran corporation (collectively "Villazon"), for approximately $81.2 million consisting of $91.1 million of purchase price and direct acquisition costs, less $9.9 million of cash acquired at closing. At closing, $64.3 million of cash was paid and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition was accounted for using the purchase method of accounting. Acquisition cost in excess of the fair value of net tangible assets was approximately $69 million, representing principally trademarks and goodwill (see unaudited pro forma condensed financial information in Note 4). The Company entered into a Credit Agreement to finance the acquisition. Proceeds from the Company's initial public offering (the "Offering") in February 1997, were used to reduce amounts outstanding under the Credit Agreement.

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

(4)  CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION

     The following consolidated condensed unaudited pro forma financial statement of operations reflects the Villazon Acquisition, including the effect of the associated borrowings to finance the acquisition, the Liability Assumption and the Offering, as if these transactions were completed at the beginning of 1997. The Villazon Acquisition and the Liability Assumption are already reflected in the Company's balance sheet at August 30, 1997. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations and financial position that actually would have been achieved had the transactions discussed above actually taken place at the assumed date.


            Consolidated Condensed Pro Forma Statement of Operations
                                   (Unaudited)

                                                              39 Weeks Ended
                                                             August 30, 1997
                                                             ---------------
         Net sales...........................................    $184,958
                                                                  -------

         Operating profit....................................      38,371
         Nonoperating income.................................         627
         Interest expense....................................       1,570
                                                                  -------
         Income before provision for income taxes............      37,428
         Provision for income taxes..........................      14,241
                                                                  -------
         Net income..........................................    $ 23,187
                                                                  =======

         Basic net income per share..........................      $ 0.86
                                                                    =====
         Diluted net income per share........................      $ 0.81
                                                                    =====

(5)  COMMITMENTS AND CONTINGENCIES

     As of August 29, 1998, the Company had commitments for capital expenditures of approximately $5.9 million for the improvement of manufacturing and distribution facilities, the addition of machinery and equipment, and the implementation of a new computer system.

     The  Company   believes  that  the  outcome  of  currently   pending  legal
     proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position.

(6)  SUPPLEMENTAL CASH FLOW INFORMATION

     Prior to the Offering, General Cigar had been included in Culbro Corporation ("Culbro") consolidated federal income tax returns. Accordingly, tax payments made by Culbro in the period prior to the Offering are reflected in net transactions with Culbro in the consolidated statement of cash flows. Income taxes paid by the company during the nine months ended August 29, 1998 was $7.4 million.

     Interest paid in the nine months period of 1998 and 1997 were $3.0 million and $2.3 million, respectively.

     At August 30, 1997, the estimated cash and noncash activities related to the Villazon Acquisition were summarized as follows:


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

(8)  STOCK REPURCHASE PROGRAM

     On May 21, 1998, the Company announced a program to repurchase up to 5% of the Company's common stock from time to time in open market transactions. The maximum amount authorized of 5% represents approximately 8% of the outstanding common stock after excluding the common stock owned by the Cullman and Ernst group, the Company's principal shareholders. Through August 29, 1998, the Company repurchased 770,600 shares of Class A common stock for $6.6 million under this program.

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

                          GENERAL CIGAR HOLDINGS, INC.



Item 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
---------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the
Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements (i) changes in consumer preferences resulting in a decline in the demand for and consumption of cigars, (ii) an increase in the price of raw materials, (iii) additional governmental regulation of tobacco or further tobacco litigation, (iv) enactment of new or significant increases in existing excise taxes, (v) political and/or economic instability in foreign countries where the Company has operations, (vi) failure to remediate Year 2000 issues and
(vii) other risks and uncertainties set forth in the Company's other filings with the Securities and Exchange Commission.

As used herein, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), Club Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively, "Club Macanudo"), and 387 PAS Corp. ("387 PAS").

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $11.9 million in the nine months ended August 29, 1998 (the "1998 Period") compared to net cash of $3.3 million provided by operations in the nine months ended August 30, 1997 (the "1997 Period). The use of cash in the 1998 Period compared to cash flow generated in the 1997 Period reflected substantially higher level of inventories partially offset by decreases in other working capital requirements. The substantial increase in cigar demand created shortages of tobacco in 1997 and its effect continued into early 1998. Accordingly, the Company increased substantially its inventory of filler and binder tobacco needed for making high quality premium cigars. However, due to the lower rate of growth in cigar sales currently being experienced, the Company has begun to curtail its tobacco purchases, but will continue to secure supplies of its primary tobacco requirements under existing arrangements with suppliers. The increase in inventories of finished goods reflected principally the availability of certain premium cigars previously in short supply, and higher levels of certain brands which were produced in anticipation of higher sales. The Company has downsized its manufacturing workforce and reduced production of cigars to bring inventory levels in line with current demand. Accounts receivable decreased $14.9 million during the 1998 Period as a result of cash receipts from seasonal sales in the fourth quarter of 1997.

Cash used in investing activities was $15.0 million in the 1998 Period compared to $78.9 million in the 1997 Period. In the 1998 Period, investing activities consisted of purchases of property and equipment to complete the manufacturing capacity expansion projects. In the 1997 Period, investing activities reflected principally the acquisition of Villazon ($70.1 million) and purchases of property and equipment ($8.8 million).

Cash provided by financing activities was $20.1 million in the 1998 Period compared to $82.5 million in the 1997 Period. The financing activities in the 1997 Period reflected the net proceeds from the Offering, and the repayments of bank borrowings used to finance the Villazon Acquisition and the assumed Culbro general corporate debt. In the 1998 Period, the Company increased its long-term borrowings by $27.0 million to finance the manufacturing capacity expansion projects and higher working capital requirements. In April 1998, the Company increased its commitment under the revolving line of credit from $50.0 million to $92.5 million principally to provide more working capital financing, and extended the term to April 29, 2001. As of September 30, 1998, $31.5 million was available under the facility.

The Company's Board of Directors has authorized the purchase of up to 5% of the Company's common stock from time to time in open market transactions. As of September 30, 1998, 861,800 shares with a cumulative cost of $7.2 million had been repurchased under this program.

The Company's working capital increased to $163.2 million at August 29, 1998, from $133.1 million at November 29, 1997, principally due to higher level of inventories and related increase in long-term borrowings.

Based on its current projection of cash flows, management believes that cash from operations combined with its revolving credit facility will be sufficient to fund its operations.

RESULTS OF OPERATIONS

Three Month and Nine Month Periods Ended August 29, 1998 as Compared to Three Month and Nine Month Periods Ended August 30, 1997

Net sales decreased 10.3%, or $7.3 million, to $63.4 million in the third quarter of 1998 ("1998 Third Quarter") from $70.7 million in the third quarter of 1997 ("1997 Third Quarter"). The decrease in net sales reflected lower unit sales of premium and mass market cigars, principally due to the maintenance of lower inventory levels at wholesalers and retailers who previously had overcompensated in their ordering to address earlier cigar shortages. These trends could continue through the end of 1998 and possibly beyond depending on when normal customer ordering patterns resume.

Net sales in the 1998 Period were $199.4 million, an increase of 11.2% over net sales of $179.4 million in the 1997 Period. The increase in net sales reflected principally the full benefit in the 1998 Period of price increases implemented in 1997.

Gross profit decreased 12.2%, or $4.3 million to $31.0 million in the 1998 Third Quarter from $35.3 million in the 1997 Third Quarter. Gross margin decreased to 48.8% from 49.9% in the same periods. The decrease in gross margin reflected lower unit sales of premium cigars and manufacturing inefficiencies related to the transfer of certain domestic production to offshore facilities. In the 1998 Period, gross profit increased 14.1%, or $11.8 million to $95.8 million from $84.0 million in the 1997

Period. Gross margin also increased to 48.1% from 46.8% in the same periods. The increase in gross margin was due principally to the full benefit of price increases implemented in 1997.

Selling, general and administrative expenses ("SG&A") increased to $22.1 million in the 1998 Third Quarter from $16.5 million in the 1997 Third Quarter. For the 1998 Period, SG&A expenses increased to $63.1 million from $46.8 million in the 1997 Period. As a percentage of net sales, SG&A expenses were 34.9% and 31.6%, in the 1998 Third Quarter and 1998 Period, respectively, compared to 23.3% and 26.1%, in the 1997 Third Quarter and 1997 Period, respectively. SG&A expenses increased as a percentage of net sales principally due to higher marketing expenses and higher general and administrative expenses, including certain non-recurring charges, associated with business development activities that did not generate the expected volume increases.

Operating profit decreased 52.9% in the 1998 Third Quarter and 12.1% in the 1998 Period. As a result of the higher SG&A expenses and lower sales, operating margins were 13.9% and 16.4% in the 1998 Third Quarter and 1998 Period, respectively compared to 26.6% and 20.8%, respectively in the comparable periods last year.

Interest expense increased to $1.2 million in the 1998 Third Quarter from $0.6 million in the 1997 Third Quarter. This increase was due to higher average borrowings during the 1998 Third Quarter. For the 1998 Period, interest expense increased to $3.0 million from $2.3 million in the 1997 Period. The interest expense in the 1997 Period reflected principally the cost of financing the Villazon Acquisition. The bank financing for the acquisition and certain of the seller notes were repaid with the net proceeds from the Offering.

The provision for income taxes was $2.8 million in the 1998 Third Quarter as compared to $7.0 million in the 1997 Third Quarter. For the 1998 Period income tax provision was $10.7 million as compared to $13.5 million in the 1997 Period. The lower effective tax rate of 35.5% in 1998 compared to 38.0% in 1997 reflects a change in the geographical composition of earnings.

As a result of the changes described above, principally lower gross profit and higher expenses, net income decreased 55.9% to $5.0 million compared to $11.4 million in the 1997 Third Quarter. Net income for the 1998 Period was $19.5 million, a decrease of 11.7% from net income of $22.0 million in the 1997 Period.

YEAR 2000

The Company is addressing the Year 2000 issue by both replacing and modifying its existing critical computer systems. In 1997, the Company began a companywide system replacement project with Oracle Corporation to install a new Enterprise Resource Planning ("ERP") system. The new Oracle ERP system will provide significantly enhanced systems capabilities and address the Year 2000 issue. The new system is expected to make the Company's critical business computer applications Year 2000 compliant and is scheduled for completion by mid-1999. The Company has initiated a companywide review of the remaining non-critical internal processes, including hardware, software and control systems.

The cost of the Oracle ERP system is estimated at $7 million and the Company has incurred $3.5 million, or approximately 23% of the total capital expenditures incurred of $15.0 million. The cost of the modifications for its remaining non-critical internal processes is not expected to be material to the Company.

The Company has begun to communicate with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Most of those contacted have indicated that they have Year 2000 readiness programs or they anticipate being Year 2000 compliant on or before December 31, 1999. We are continuing to assess the progress of our critical business partners in reaching Year 2000 readiness.

The Company currently believes that its efforts to address the Year 2000 issue should be successful. However, a failure of critical third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company's Year 2000 Program includes the development of contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be sufficient to address all problems which may arise.

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



                                           GENERAL CIGAR HOLDINGS, INC.


Date:  October 13, 1998                    By: /s/ Jay M. Green
                                               ----------------
                                               Jay M. Green
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial Officer)


Date:  October 13, 1998                    By: /s/ Joseph C. Aird
                                               ------------------
                                               Joseph C. Aird
                                               Senior Vice President,
                                               Controller

                          GENERAL CIGAR HOLDINGS, INC.

                                INDEX TO EXHIBITS



EXHIBIT NO.   DESCRIPTION                                                   PAGE
--------------------------------------------------------------------------------

    11        Statement re: computation of per share earnings.............  E-2

    27        Financial Data Schedule.....................................  E-3