Form 10-K
period 1998-11-28
GENERAL CIGAR HOLDINGS INC
filed 1999-02-26
CIK 1029456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1998

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

           Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $125,000,000 approximately, based on the closing sales price on the New York Stock Exchange on February 19, 1999.

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
      As of February 19, 1999 Class A Common Stock: 12,596,449 shares; Class B Common Stock: 13,802,700 shares.

            The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

      PART                          DOCUMENT
      ----                          --------
      I     Annual Report to Shareholders for the fiscal year ended November 28,
            1998

      II    Annual Report to Shareholders for the fiscal year ended November 28,
            1998

      III Proxy Statement in connection with the 1999 Annual Meeting of Shareholders

      IV Annual Report to Shareholders for the fiscal year ended November 28, 1998 (such Annual Report is referred to hereinafter as the "Annual Report")
     ---------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

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

         General Cigar markets its cigars under a number of well-known brand names. General Cigar's premium cigars include the Macanudo, Partagas, Punch, Hoyo de Monterrey, El Rey Del Mundo, Temple Hall, Cohiba, Canaria d'Oro, Cifuentes and Ramon Allones brands. General Cigar's mass market large cigars include Garcia y Vega, White Owl, Robt. Burns and Wm. Penn. General Cigar's mass market small cigars include the Tiparillo and Tijuana Smalls brands, as well as smaller sizes of its other mass market brands. General Cigar does not participate in the market for little cigars, which are cigars that resemble cigarettes. General Cigar also is the exclusive U.S. distributor of French made Djeep disposable lighters, and it operates Club Macanudo cigar bars in New York City and Chicago.

         General Cigar is a grower and supplier of Connecticut Shade tobacco grown on its own farms and used in making Macanudo, Temple Hall, Garcia y Vega and other cigars. The Connecticut Shade tobacco used for wrapper on General Cigar's cigars is sent to the Dominican Republic from Connecticut for curing and fermentation, after which it is shipped back to the U.S. for aging. After aging for one year, the bales of Connecticut Shade are returned to the Dominican Republic for an additional period of fermentation, and are then sent back to the U.S. a second time for additional aging before being shipped to General Cigar's cigar manufacturing facilities in the Dominican Republic and Jamaica. Approximately 34% of General Cigar's Connecticut Shade tobacco is sold to third parties.

         In January 1997, the Company acquired Villazon & Company. See Note 3 to the Consolidated Financial Statements.

SALES AND MARKETING

         General Cigar sells its cigar products throughout the U.S. to over 1,300 customers, consisting of wholesale distributors, direct buying chains (including food, drug, mass merchant, buying clubs and convenience store chains), tobacconists, specialty retailers (such as Neiman Marcus and Orvis) and consumer catalogue retailers. In 1998 one customer, 1-800 J.R. Tobacco Company, accounted for approximately 15.4% of General Cigar's total sales.

         General Cigar has a full-time, in-house sales analysis group, which reviews cigar industry consumption reports prepared by national sales audit firms, as well as sales information provided by retailers with respect to which General Cigar acts as category manager. General Cigar also employs a direct sales force to develop and service its sales to wholesalers, distributors, direct buying chains and tobacconists. General Cigar's sales force is composed of two groups, one group responsible for the sale of all General Cigar's products and a separate group of premium specialists focusing on the sale and promotion of premium cigars with tobacconists, cigar clubs, restaurants, premium cigar distributors and other specialty retailers. General Cigar's sales force operates nationally with account coverage structured geographically to provide for close relationships with local customers.

         General Cigar actively pursues innovative outlets for marketing its premium cigars to the luxury goods consumer, such as golf pro shops and upscale wine shops. General Cigar also has developed a program through which it markets cigars and cigar menus directly to restaurants. With respect to its mass market brands, General Cigar has adopted a program to promote its brands with certain retailers, such as CVS and Walmart/McLane, by acting as tobacco category manager". General Cigar also provides a wide variety of cigar merchandising fixtures and point-of-sales support to its retailers. These fixtures help to maintain an attractive in-store product presentation and to improve shelf space and positioning of General Cigar's brands.

         General Cigar advertises its premium cigar products in cigar specialty magazines, such as CIGAR AFICIONADO and SMOKE, as well as general magazines targeted to an upscale adult audience such as FORTUNE, FORBES and GOLF DIGEST as well as its website, "www.cigarworld.com." General Cigar advertises its mass market cigar products primarily through newspapers, sports magazines and similar publications. General Cigar has substantially increased its marketing and advertising expenditures in order to continue to build the brand recognition of its premium cigar brands, as well as to support new product introductions. In recent years General Cigar has brought to market a broad array of new products and brand extensions primarily in connection with its brand-oriented cigar marketing, including limited edition cigars under the Partagas 150 and multi-year Macanudo Vintage offerings. In 1998 the Company reintroduced Bolivar and introduced Don Sebastian, Macanudo Robust and Hoyo de Monterrey Seleccion Royale.

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

         In October 1997, the Company acquired DB International Marketing, Ltd. ("DBI"), a U.K. based cigar distribution company, which previously was a customer of the Company. DBI was subsequently renamed General Cigar International ("GCI"). The purchase price has been estimated at $7.0 million of which $2.0 million was paid at closing. The final purchase price will be determined based on a percentage of sales for each of the succeeding fiscal years through the year 2000. The excess of the estimated purchase price over the net tangible assets acquired was approximately $6.7 million, and is being amortized over 20 years. DBI sales and operating profit for the period in fiscal 1997 prior to the acquisition were $6.3 million and $0.9 million, respectively.

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

    PREMIUM CIGAR BRANDS                         MASS MARKET CIGAR BRANDS
    --------------------                         ------------------------
     MACANUDO                                    GARCIA Y VEGA
     PARTAGAS                                    WHITE OWL
     PUNCH                                       TIPARILLO
     HOYO DE MONTERREY                           ROBT. BURNS
     COHIBA                                      TIJUANA SMALLS
     CIFUENTES                                   WM. PENN
     EXCALIBUR                                   LORD BEACONSFIELD
     RAMON ALLONES                               VILLA DE CUBA
     TEMPLE HALL                                 PEDRO IGLESIAS
     DON SEBASTIAN                               TOP STONE
     EL REY DEL MUNDO                            VILLAZON DELUXE
     CANARIA D'ORO
     BOLIVAR
     BELINDA
     BANCES

         General Cigar vigorously defends its trademarks from their improper use by others, including the manufacturers and distributors of infringing and counterfeit cigars. In December 1997 General Cigar was issued a preliminary injunction by a U.S. District Court against Global Direct Marketing, a New York company distributing cigars which infringed General Cigar's Cohiba brand. It is currently prosecuting a similar action against a California distributor. See also "Legal Proceedings - Other Litigation" for a discussion of other proceedings related to General Cigar's Cohiba brand.

RAW MATERIALS

         General Cigar has strong relationships with tobacco suppliers and is expanding its commercial and technical ties with local growers to secure a variety of sources for raw materials, ensure the quality of its raw materials and maximize cost savings.

         The most important material in the manufacture of cigars is properly aged tobacco. Arrangements for the procurement of tobacco typically are made at the time the tobacco is planted, approximately three to four years before the tobacco will be manufactured into cigars. General Cigar buys tobacco directly from a large number of suppliers worldwide and does not believe that it is dependent on any single source for tobacco. General Cigar has experienced shortages in Cameroon-grown natural wrapper tobacco, which is used in making Partagas and Cohiba cigars, due to the increase in demand for high quality natural wrapped cigars. Because General Cigar is a leading grower and supplier of Connecticut Shade tobacco, which is used in making Macanudo, Temple Hall and Garcia y Vega cigars, General Cigar has not experienced similar shortages with respect to Connecticut Shade. The increase in demand has caused the price of natural wrapper and premium cigar tobaccos to increase. General Cigar has an extensive seed development program to improve the wrapper tobacco characteristics. General Cigar lost certain seed samples and records in a warehouse fire in 1994. See Note 14 to the Consolidated Financial Statements.

COMPETITION

         General Cigar is the largest manufacturer and marketer in the U.S. in both units and dollar sales of brand name premium cigars and, according to published reports, in 1998 its dollar sales volume of all cigars surpassed all other manufacturers in the U.S. cigar industry. General Cigar's main competitors in the branded and private label premium markets include Davidoff, Fuente, Consolidated Cigar Holdings Inc. and Matasa. In addition, the increased demand for cigars in 1993-1997 and the relatively low barriers to entry have led to many new entrants in the premium cigar manufacturing business. Reports have indicated that many of these new entrants ceased their manufacturing operations in 1998. General Cigar's main competitors in the mass market cigar market are Swisher International Group Inc., Consolidated Cigar Holdings, Inc., and Havatampa/Phillies Cigar Corporation, which was acquired in 1998 by multi-national Tabacalera, S.A., the former Spanish tobacco monopoly. In 1998 Tabacalera also acquired the rights to the Romeo & Juliet premium brand and certain premium cigar manufacturing operations in Honduras. In early 1999 Consolidated Cigar Holdings, Inc. was acquired by SEITA, a French company which is a major international player in the manufacturing of tobacco products.

THE TOBACCO INDUSTRY

         REGULATION

         Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Federal law requires states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the purchase of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the recent increase in popularity and visibility of cigars could lead to an increase in the regulation of cigars. A variety of bills relating to tobacco issues have been introduced in recent sessions of the U.S. Congress, and various state legislatures, including bills that would have: (i) prohibited or restricted the advertising and promotion of all tobacco products or restricted or eliminated the deductibility of such advertising expenses, (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins, (iii) banned self service displays of all tobacco products, (iv) shifted regulatory control of tobacco products and advertisements, (v) substantially increased tobacco excise taxes and (vi) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases.

         Respected members of the public health community and others have called for Federal Food and Drug Administration ("FDA") jurisdiction over all tobacco products which contain nicotine. While no reliable standard testing procedure has been established for cigars because of their many types, sizes and shapes, and manner of use, it is undisputed that cigars contain nicotine and some will call for FDA regulation of cigars for that reason.

         Cigarette manufacturers mounted a court challenge to the FDA's existing statutory authority to regulate tobacco and, after a United States District Court found that the FDA was not precluded from such regulatory authority in general but was prohibited from restricting advertising or promotion of tobacco products, appealed the matter to the United States Court of Appeals for the Fourth Circuit. In 1998, the Court of Appeals reversed the District Court decision and held that the FDA has no jurisdiction to regulate tobacco.
The FDA has petitioned the United States Supreme Court to review that decision.

         In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the Attorneys General of several states to recoup Medicare and Medicaid expenses. Legislation was introduced in Congress to implement the settlement by increasing the price of cigarettes, regulating all tobacco products including, in certain versions of the legislation, those manufactured by the Company (which was not a party to the suits being settled), imposing full FDA regulation and adopting new and highly restrictive marketing requirements. Although Congress failed to adopt the legislation, the five tobacco companies engaged in the 1997 proposed settlement entered into separate settlement agreements in 1998 with the Attorneys General pursuant to which they agreed to pay significant amounts annually and to certain marketing restrictions. The Master Settlement Agreement ("MSA") was signed on November 23, 1998 and since then additional tobacco product manufacturers have joined as subsequent participating parties to the MSA. The Company is not a party to the MSA and is unable to determine whether or to what extent it may be affected by changes in the marketing of tobacco products resulting from the MSA.

         A significant portion of General Cigar's Djeep lighter sales is to cigarette manufacturers who sell or give away such lighters with their cigarettes. The MSA prohibits such marketing activities and will have a material adverse effect on this portion of General Cigar's Djeep lighter business.

         The FDA considered asserting jurisdiction over little cigars in 1995. It declined to do so in the final rule issued in 1996 principally because the FDA concluded that little cigars were not used significantly by teenagers. In May 1997 the Center for Disease Control ("CDC") issued a widely publicized report that has come most often to be cited for the claim that "more than a quarter of the nation's teenagers have smoked a cigar in the past year." While General Cigar does not produce little cigars and believes the incidence of youth usage of cigars has been exaggerated, the CDC report is being cited as justification for extending legislation to all cigars, and for FDA jurisdiction of all cigars.

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

         California requires "clear and reasonable" warnings to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. As a result, all of General Cigar's cigar packaging has, since 1989, contained the following: "WARNING: This Product Contains/Produces Chemicals Known to the State of California to Cause Cancer, and Birth Defects or Other Reproductive Harm". In Massachusetts regulations mandating warning labels on machine made cigars were recently issued by the outgoing Attorney General. Unless revised, these regulations will become effective August 1, 1999. In addition, Texas and Minnesota have recently passed ingredient, additive and/or nicotine disclosure laws applicable to cigars. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation.

         Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. In February 1998, the Federal Trade Commission ("FTC") issued orders to five of the largest cigar companies, including General Cigar, requiring them to file "special reports" on their sales and advertising expenditures. General Cigar complied with the order and cooperated with the FTC investigation, which could lead to regulations and/or legislation respecting cigar advertising and promotion, including health warning labels. The FTC is expected to send a report to Congress in 1999 which could include, among other things, a recommendation for a federal warning label on cigars. A petition for such a label ("WARNING:
This product is not a safe alternative to cigarettes") was submitted by Action on Smoking or Health last year and remains pending before the FDA. In addition, the "Cigars Are No Safe Alternative Act", introduced in Congress in 1998, contains a provision which would require the FDA to develop a warning label for cigars.

         Consideration at both the federal and state level also has been given to consequences of tobacco smoke on non-smokers (so called "second-hand" smoke). The expressed concern of the California legislators who supported the above referred to expiration of the no-smoking exemption for taverns, bars and cigar bars was the effect of second-hand smoke on the employees of such establishments. In 1998 plaintiffs representing the cities of Los Angeles and San Francisco filed suit against General Cigar and other cigar manufacturers with respect to the adequacy of the presently required warning as it relates to non-smokers exposed to second hand smoke. See "Item 3 - Legal Proceedings". There can be no assurance that regulations relating to second-hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on General Cigar's results of operations or financial condition.

         The U.S. Environmental Protection Agency ("EPA") published a report in 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. In 1998 the EPA report was invalidated by a Federal District Court.

         In 1998 the National Cancer Institute issued a report describing statistical and other research into cigars and health. The report was widely publicized and could affect pending and future tobacco regulation and litigation.

         Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on General Cigar's results of operations or financial condition.

         LITIGATION

         Historically, the cigar industry has experienced less health-related litigation than the cigarette and smokeless tobacco industries have experienced.

         Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought by individual states or other entities that provide payments for medical services generally to recover medical costs allegedly attributable to tobacco-related illnesses. The last of these categories have for the most been settled by the MSA although new similar actions by the Federal Government have been discussed. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution.

         While individual cigarette smokers' claims against the cigarette industry generally have been unsuccessful at the trial level or on appeal, in February 1999 a $51,500,000 verdict (including $50,000,000 in punitive damages) was returned in an individual action against a cigarette company in California. The action was made possible by a change in California law. The previous law had resulted in the termination of litigation against General Cigar in the 1980's.

         In 1996 the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano recently have been filed in certain states and several have been certified. See "ITEM 3. - Legal Proceedings."

EXCISE TAXES

         Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 12.75% of the manufacturer's selling price, capped at $30.00 per thousand cigars.

         Based on scheduled increases to the federal excise tax on cigarettes, which result in proportionate tax increases to the federal excise tax on all other tobacco products, the tax on large cigars is scheduled to increase. The federal excise tax on large cigars will increase to 18.06% on January 1, 2000, capped at $42.50 per thousand large cigars. On January 1, 2002 the tax is scheduled to be raised to 20.71% and capped at $48.75 per thousand large cigars.

         In 1999 the Clinton administration proposed additional increases in the federal excise tax on cigarettes which, if enacted as proposed, would increase the cigarette tax by approximately 141% over the already scheduled increases. If passed, these taxes will have a proportionality significant impact on all other tobacco products. General Cigar believes that the enactment of significantly increased excise taxes could have a material adverse effect on the business of the Company. General Cigar is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

         Tobacco products also are subject to certain state and local taxes. As evidenced by the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, childrens' health and development concerns at the state level exert pressure to increase tobacco taxes. Proposition 10, which became effective on January 1, 1999, raises the tax on cigars in California from 26.17% of the manufacturer's selling price to 61.53%.

         The number of states that impose excise taxes on cigars is currently
42. Of the eight states without tobacco taxes, proposals to add such taxes are pending in Maryland, New Hampshire, Wyoming and West Virginia. State cigar excise taxes are not subject to caps similar to the federal excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

EMPLOYEES

         General Cigar employs approximately 5,800 full-time plus an additional 1,000 seasonal employees. At present, employees at General Cigar's Kingston, Jamaica location are represented by two unions, the Trade Union Congress ("TUC"), which represents production and maintenance workers, and the Bustamante International Trade Union ("BITU"), which represents supervisors and office and clerical employees. General Cigar's contract with TUC expires in March 1999, and a replacement agreement is being negotiated. On occasion, work stoppages have occurred during the negotiation of new union contracts in Jamaica, and there can be no assurance that such a stoppage will not occur in connection with the negotiation of any new contract. The contract with BITU expires June 30, 2000.

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

ITEM 2. PROPERTIES

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

         PRINCIPAL PROPERTIES

         As of February 19, 1999, the principal properties owned or leased (most leases are subject to renewal) by General Cigar for use in its business included:


                               OWNED              LEASE
                               OR                 EXPIRATION                                   APPROXIMATE
LOCATION                       LEASED             DATE            NATURE OF OPERATIONS         FLOOR SPACE (1)
--------                       ------             ----------      --------------------         ---------------
New York, New York             Owned(2)           N/A             Executive Offices-New York   210,000
                                                                  Headquarters
New York, New York             Leased             8/31/05         Club Macanudo-Cigar Bar        5,000
Kingston, Jamaica, W.I.        Owned              N/A             Cigar Manufacturing          119,000
Dothan, Alabama                Leased (3)         11/1/01         Cigar Manufacturing &        165,000
                                                                  Warehousing
Hatfield, Massachusetts        Owned              N/A             Tobacco Warehouse             81,000
Santiago, Dominican Republic   Leased (4)         10/31/01        Tobacco Processing, Cigar    384,243
                                                                  Manufacturing & Storage
Dominican Republic             Leased             9/15/01         Tobacco Growing              80 acres
Bloomfield, Connecticut        Leased             8/30/06         General Cigar Co., Inc.       11,137
                                                                  Executive Offices
Bloomfield, Connecticut        Leased             10/17/06        General Cigar Co., Inc.       12,500
                                                                  Bloomfield Headquarters
Bloomfield, Connecticut        Owned              N/A             Warehouse                     30,000

Ellington, Connecticut         Owned              N/A             Tobacco Growing              202 acres
Granby, Connecticut            Owned              N/A             Tobacco Growing              449.3 acres
Suffield, Connecticut          Owned              N/A             Tobacco Growing              204.8 acres
Woking, England                Leased             12/9/2018       Office                       1,352 square feet
San Pedro Sula, Honduras       Owned              N/A             Manufacturing &              6.9 acres (entire
                                                                  Distribution                 site)
San Pedro Sula, Honduras       Leased             3/31/99         Offices                      421 square meters
Danli, Honduras                Owned              N/A             Manufacturing &              5,500 square meters
                                                                  Distribution
Tampa, Florida                 Owned              N/A             Executive Offices,           57,500
                                                                  Manufacturing &
                                                                  Distribution
Upper Saddle River, New Jersey Leased             12/31/00        Sales & Distribution         21,500
Chicago, Illinois              Leased             9/31/01         Club Macanudo-Cigar Bar      11,000

--------------
(1) In square feet, except where indicated.

(2) General Cigar uses approximately 25,000 square feet. The balance is leased or available for lease.

(3) Industrial Revenue Bond financing lease. General Cigar also owns a 52,000 square foot warehouse in Dothan, Alabama that is leased to a third party.

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

         General Cigar believes that its existing manufacturing facilities and distribution centers are adequate for the current level of General Cigar's operations and that its facilities are well maintained and in substantial compliance with environmental laws and regulations.

         General Cigar currently believes its efforts to address the Year 2000 issue should be successful. See Year 2000 Compliance on page 15 of the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

         TOBACCO LITIGATION

         General Cigar is a party to lawsuits incidental to its business. In the following cases filed in Florida state courts, the Company was named as a defendant together with a variety of tobacco product manufacturers and retailers. Based on tort theories including strict liability, negligence, fraud and civil conspiracy, plaintiffs allege adverse health effects from the use of such tobacco products in these actions: RAYMOND NICHOLAS AND JUDITH L. NICHOLAS V. PHILIP MORRIS INCORPORATED, ET AL., Seventeenth Judicial Circuit Court, Broward County, Florida. This action was filed on February 3, 1997 and served on February 4, 1997. The Complaint names the Company together with several other tobacco product manufacturers and a retailer. Plaintiffs allege personal injuries and loss of consortium based on strict liability, negligence and civil conspiracy theories. The Company is not included in the list of alleged coconspirators in the civil conspiracy count. The court denied defendants' motion to dismiss the Complaint. A second amended complaint was served on June 29, 1998, and the Company filed an answer denying the allegations contained therein. Discovery has been proceeding. Plaintiff's counsel, however, has recently filed a motion to withdraw as counsel of record which has not yet been decided; IN RE CONSOLIDATED TOBACCO CASES V. BROWN & WILLIAMSON TOBACCO CORPORATION, ET AL., Fourth Judicial Circuit Court, Duval County, Florida. Two complaints, which name the Company among other defendants, were filed in late August 1996; each contains allegations of strict liability, negligence and civil conspiracy. The Company is not named in the complaints as a co-conspirator. As of December 31, 1998, the Company had not been served with either complaint; and FLORENCE WALTERS, ET AL. V. BROWN & WILLIAMSON TOBACCO CORPORATION, ET AL., Fourth Judicial Circuit Court, Duval County, Florida. This class action complaint was filed in late August 1996 and specifically lists 291 class members. The Company has been named together with the other defendants in this case but has not been served with a complaint. The underlying claims include strict liability, negligence and civil conspiracy claims under which the Company is absent from the list of alleged conspirators.

         On July 28, 1998, THE PEOPLE OF THE STATE OF CALIFORNIA, ET AL. V. GENERAL CIGAR CO., INC. ET AL. was filed in Superior Court of the State of California for the County of San Francisco against the Company and nine other manufacturers of cigars and pipe tobacco. The plaintiffs in the action, the San Jose City Attorney on behalf of the People of California and Lexington Law Group, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning 'to chemicals known to the State of California to cause cancer and/or reproductive toxicity'), and (b) thereby engaging in fraudulent and unfair business practices. Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of an unspecified amount of revenues obtained through allegedly wrongful sales. On October 5, 1998, the defendants filed a demurrer based on res judicata and collateral estoppel and the court overruled the demurrer. The Company believes that it has meritorious defenses and is vigorously defending the action. A similar action was filed in Los Angeles where the court sustained the demurrer. These two decisions will be appealed and the actions may be consolidated.

         General Cigar believes that the outcome of such legal proceedings as are pending will not in the aggregate have a material adverse effect on General Cigar's results of operations or consolidated financial position. General Cigar carries general liability insurance but has no health hazard policy, which, to the best of General Cigar's knowledge, is consistent with industry practice. There can be no assurance, however, that there will not be an increase in health-related litigation against cigar manufacturers. The costs to General Cigar of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on General Cigar's results of operations and financial condition. The recent increase in the consumption of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims against manufacturers of cigars.

         OTHER LITIGATION

         Empressa Cubana Del Tabaco ("Cubatabaco") filed a petition in 1997 in the United States Patent and Trademark Office ("USPTO") to cancel General Cigar's two United States trademark registrations of the name Cohiba for use in connection with cigars. Cubatabaco's petition was filed in response to the USPTO's anticipated rejection of its attempt to register its Cohiba trademark in the United States. Subsequently, Cubatabaco filed suit against General Cigar in U.S. District Court to preliminarily and permanently enjoin General Cigar's sales of Cohiba cigars and for monetary damages. General Cigar believes its Cohiba registrations were properly issued by the USPTO and are valid and that it owns the exclusive right to use the Cohiba mark in the United States. General Cigar will vigorously defend its rights and registrations in these proceedings. Both proceedings have been suspended by agreement of the parties as the parties negotiate a possible settlement of the dispute. General Cigar's sales of Cohiba cigars represent a small percentage of its premium cigar sales.

         General Cigar believes that the outcome of pending legal proceedings in the aggregate will not have a material adverse effect on General Cigar's results of operations or consolidated financial position. There can be no assurance, however, that General Cigar will not experience material health-related litigation in the future. For a discussion of litigation affecting the tobacco industry in general, see "ITEM 1 - Business - The Tobacco Industry - Litigation".

--------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS: Certain matters discussed within this Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws. Such statements include, without limitation, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for and consumption of cigars; (ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) additional government regulation of tobacco or further tobacco litigation, (v) enactment of new or significant increases in existing excise taxes, (vi) political and/or economic instability in its foreign operations and
(vii) failure to remediate Year 2000 issues.
--------------------------------------------------------------------------------

                                     PART II


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

         On February 19, 1999 the approximate number of record holders of Common Stock (of Class A and Class B shares) of General Cigar (including Culbro holders who have not yet tendered their Culbro shares for exchange) was approximately 660 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price of the Class A Common Stock as quoted on the New York Stock Exchange on such date was $7 9/16 per share. The information appearing (i) under Quarterly Data on Common Shares in the Annual Report, (ii) in Note 10 to the Consolidated Financial Statements and
(iii) in Note 14 to the Consolidated Financial Statements are hereby incorporated by reference.


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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Management's Discussion and Analysis in the Annual Report is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements together with the Report of Independent Accountants are hereby incorporated by reference.


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEMS 10 - 13

         In accordance with General Instruction G-3 to Form 10-K, the information called for in Items 10-13 with respect to directors is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such proxy statement.

         The following table sets forth the information called for in Item 10 with respect to executive officers and other key employees of General Cigar. Unless otherwise specified, all references prior to 1997 are to Culbro.

NAME OF EXECUTIVE                           OTHER PRESENT           YEAR                    OTHER POSITIONS
OFFICER AND                                 POSITIONS AND           SERVICE                 OR OTHER BUSINESS
PRESENT PRINCIPAL                           OFFICES                 AS EXECUTIVE            EXPERIENCE DURING
POSITION                                    (BEGINNING              OFFICER                 PAST FIVE
(BEGINNING YEAR)                  AGE       YEAR)                   BEGAN                   YEARS (YEARS)
-----------------                 ---       -------------           ------------            ------------------
EDGAR M. CULLMAN                  81        Director                1963                    None
Chairman of the Board                       (1961)
(1975)

EDGAR M. CULLMAN, JR              52        Director                1983                    Chief Operating Officer
President (1984)                            (1982)                                                 (1992-1996)
                                            Chief Executive
                                            Officer (1996)

JAY M. GREEN                      51        Treasurer               1988                    None
Executive Vice                              (1988)
President and Chief
Financial Officer (1988)

 A. ROSS WOLLEN                   55        Senior Vice             1977                    None
General Counsel                             President (1983)
(1980)                                      Secretary (1987)

JOSEPH C. AIRD                    54        None                    1987                    None
Senior Vice President-
Controller (1987)

DAVID M. DANZIGER                 33        Senior Vice             1996                    Director of Operational Projects
Vice President                              President-Villazon &                            - The Eli Witt Company
Corporate Development                       Company (a subsidiary                           (7/95-1/96);Harvard Business
(1996)                                      of General Cigar)(1998)                         School (MBA) (9/92-6/94)

NAME OF EXECUTIVE                   OTHER PRESENT             YEAR              OTHER POSITIONS
OFFICER AND                         POSITIONS AND             SERVICE           OR OTHER BUSINESS
PRESENT PRINCIPAL                   OFFICES                   AS EXECUTIVE      EXPERIENCE DURING
POSITION                            (BEGINNING                OFFICER           PAST FIVE
(BEGINNING YEAR)           AGE      YEAR)                     BEGAN             YEARS (YEARS)
----------------           ---      -------------             ------------      -----------------
JANET A. KRAJEWSKI         44       None                      1993              None
Vice President-Taxes
(1993)

         All of the Company's executive officers are subject to annual reelection. There were and are no understandings or arrangements between any of the Company's executive officers and any other person (except directors and officers acting solely in their capacities as such) pursuant to which any executive officer was selected as an officer. Messrs. Green and Wollen have employment agreements terminating in 1999 and 2000, respectively. Positions not otherwise identified are with the Company.

         Mr. Aird assumed the responsibilities of Mr. Green upon his retirement at the end of 1998.


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

         (a)(2) Schedules (annexed hereto): Financial Statement Schedules required by Item 8 of Form 10-K for the fiscal years ended 1998, 1997 and 1996. See Index To Financial Statements and Additional Financial Data.

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

         (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.


         (A) Amended and Restated Credit Agreement dated as of April 29, 1998 among General Cigar Co., Inc. as Borrower; General Cigar Holdings, Inc., 387 PAS Corp., Club Macanudo, Inc., Club Macanudo, Inc., Club Macanudo (Chicago), Inc. and Villazon & Company, Inc., as Guarantors; the Lenders from time to time parties thereto; and the Chase Manhattan Bank as Administrative Agent (Incorporated by reference to Exhibit 10.17(a) of the Company's Form 10-Q for the Quarter ended May 30, 1998), as amended to date.

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

         (F) Employment Agreement, dated June 6, 1997, between Culbro Corporation, General Cigar Holdings, Inc. and A. Ross Wollen. (Incorporated by reference to Exhibit 10(F) of the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.)

         (G) Stock Option Plan for Non-employee Directors of Culbro Corporation, dated March 7, 1996 (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 15, 1996, for its Annual Meeting of Shareholders held on April 11, 1996).

         (H) General Cigar Holdings, Inc. 1997 Stock Plan. (Incorporated by reference to Exhibit 10(H) of the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.)

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

         (L) Form of Tax Sharing Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc. (Incorporated by reference to
Exhibit 10.3 of the Registration Statement).

         (M) Form of Benefits and Employment Matters Allocation Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Registration Statement).

         (N) Form of Services Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to
Exhibit 10.5 of the Registration Statement).

         (O) Form of Agricultural Lease between Culbro Land Resources, Inc. and General Cigar Holdings, Inc. (Incorporated by reference to Exhibit 10.6 of the Registration Statement).


    (13) ANNUAL REPORT TO SECURITY HOLDERS.

    The Company's Annual Report to Shareholders for 1998 (portions of which are annexed hereto). Such Annual Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" or incorporated by reference as part of this Form 10-K.

         (21) SUBSIDIARIES.

              List of Subsidiaries.

         (23) Consent of PricewaterhouseCoopers LLP (See Exhibit (a)(1) of this
              Item 14).

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

                                        GENERAL CIGAR HOLDINGS, INC.

                                   By   /S/ JOSEPH C. AIRD
                                        ----------------------------------------
                                        Joseph C. Aird
                                        Senior Vice President, Chief Financial
                                        Officer, Treasurer and Acting Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Company and in the capacities indicated as of February 25, 1999.

         SIGNATURES              TITLE

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

/S/  DAN W. LUFKIN               Director
----------------------------
(Dan W. Lufkin)

/S/  GRAHAM V. SHERREN           Director
----------------------------
(Graham V. Sherren)

/S/  PETER J. SOLOMON            Director
----------------------------
(Peter J. Solomon)

/S/  FRANCIS T. VINCENT, JR.     Director
----------------------------
(Francis T. Vincent, Jr.)

/S/  JOSEPH C. AIRD              Senior Vice President, Chief Financial Officer,
----------------------------     Treasurer and Acting Controller
(Joseph C. Aird)

QUARTERLY DATA ON COMMON SHARES

The following are the high and low closing prices of the Class A common shares of the Company as traded on the New York Stock Exchange from the February 28, 1997 date of commencement of public trading (NYSE: MPP) through the Company's fiscal year end on November 28, 1998.


           1st Quarter       2nd Quarter        3rd Quarter      4th Quarter
          HIGH     LOW      HIGH     LOW       HIGH     LOW      HIGH    LOW
--------------------------------------------------------------------------------
1997      23       22 1/8   29 5/8   20 3/8    31 3/4   21 3/8   33 1/4   20 1/4
1998      23 9/16  15 1/4   18 9/16  9 15/16   11       5 7/8    10 7/16  5 1/2


No cash dividends have been declared.

The Company's Class B common shares convert automatically to Class A shares upon sale. The Class B and Class A common shares are identical except that the Class B shares have 10 votes each and the Class A shares have 1 vote each.




SELECTED FINANCIAL DATA

(dollars in thousands except per share data)        1998        1997         1996        1995        1994
---------------------------------------------------------------------------------------------------------
Net sales ..................................... $271,185    $262,833     $154,676    $124,033    $ 89,538
Special charges ...............................    8,227          -         3,600           -           -
Operating profit ..............................   40,139      59,959       20,243      17,624       8,043
Gain on insurance settlement ..................    3,753           -           -        2,586           -
Net income ....................................   25,815      36,064       12,407      11,324       4,550
Diluted net income per share ..................     0.92        1.26         0.44        0.40        0.16

Working capital ...............................  163,303     133,129       65,121      43,632      41,176
Property and equipment, net ...................   76,809      67,489       52,507      46,492      47,125
Total assets ..................................  359,303     320,205      145,042     113,655     100,974
Long-term debt ................................   66,291      47,540       11,079      11,352       6,998

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.3 million in 1998 compared to $4.4 million in 1997. The decrease in 1998 operating cash flow compared to 1997 resulted primarily from higher level of inventories partially offset by a net decrease in other working capital requirements. The significant increase in cigar demand in 1997 created shortages of tobacco, and this effect continued into early 1998. Accordingly, the Company increased significantly its inventory of filler and binder tobacco required for producing premium cigars. However, due to the decline in the rate of growth in cigar sales, the Company has begun to curtail its tobacco purchases, but will continue to secure supplies of its primary tobacco requirements. The increase in inventories of finished goods reflected principally the availability of certain premium cigars, previously in short supply, and higher levels of certain brands which were produced in anticipation of higher sales. The Company has downsized its manufacturing workforce and reduced production of cigars to bring inventory levels in line with current demand. Accounts receivable decreased $11.3 million during 1998 as a result of cash receipts from higher sales in the fourth quarter of 1997.

Cash used in investing activities was $15.4 million in 1998 compared to $88.4 million in 1997. In 1998, investing activities consisted of $19.4 million for additions to property and equipment offset by proceeds of $4.0 million from settlement of an insurance claim relating to a 1994 fire. Capital expenditures in 1998 included purchases of property and manufacturing equipment and purchases of software to complete the computer system replacement project. In 1997, investing activities reflected principally the acquisitions of Villazon ($71.2 million), General Cigar International ($2.0 million), and purchases of property and equipment ($15.2 million).

Cash provided by financing activities was $10.2 million in 1998 compared to $92.5 million in 1997. In 1998, the Company increased its long-term borrowings by $19.0 million to finance higher working capital requirements, purchase of manufacturing equipment, purchase of software to complete the computer system replacement project, and repurchase of the Company's Class A common shares. The financing activities in 1997 reflected the net proceeds from the Offering, and the repayments of bank borrowings used to finance the Villazon Acquisition and the assumed Culbro general corporate debt. In April 1998, the Company increased its commitment under the revolving line of credit to $92.5 million principally to provide more working capital financing, and extended the term to April 29, 2001. As of January 30, 1999, $42.5 million was available under the facility.

The Company's Board of Directors has authorized the purchase of up to 5% of the Company's common stock from time to time in open market transactions. As of January 30, 1999, 1,233,700 shares, representing approximately 4.5% of the outstanding shares, had been repurchased under this program at a cumulative cost of $10.7 million.

The Company's working capital increased to $163.3 million at November 28, 1998, from $133.1 million at November 29, 1997, principally due to higher levels of inventories and the related increase in long-term borrowings.

Based on its current projection of cash flows, management believes that cash from operations combined with the revolving credit facility will be sufficient to fund the Company's working capital requirements and its anticipated capital expenditures. Capital expenditures in 1999 are projected at approximately $12.0 million.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales increased 3.2%, or $8.4 million, to $271.2 million in 1998 from $262.8 million in 1997. The increase in net sales reflected principally higher prices due to the full year effect of price increases implemented in 1997. The relatively modest increase in sales was due to a slow down in the growth of demand for cigars.

Gross profit increased 4.9%, or $6.2 million to $134.2 million in 1998 from $128.0 million in 1997. Gross margin increased to 49.5% from 48.7% in the same period. The increase in gross margin was due principally to the full benefit of 1997 price increases and an increase in the sales mix of premium cigars versus mass market cigars.

Selling, general and administrative expenses ("SG&A") increased to $85.9 million in 1998 from $68.0 million in 1997. As a percentage of net sales, SG&A expenses were 31.7% and 25.9% in 1998 and 1997, respectively. SG&A expenses increased as a percentage of net sales principally due to higher marketing expenses and higher general and administrative expenses, including expenses associated with business development activities that did not generate the expected volume increases.

During the fourth quarter of 1998, the Company implemented a plan to streamline its business. This resulted in special charges of $8.2 million for severance and termination benefits and the write-down of certain impaired assets.

Operating profit decreased 33.1%, or $19.9 million, to $40.1 million in 1998 from $60.0 million in 1997. As a result of the higher SG&A expenses and the special charges, operating margin was 14.8% in 1998 and 22.8% in 1997. Excluding the effect of the special charges, operating margin would have been 17.8% in 1998 compared to 22.8% in 1997.

In 1998, the Company's results included a gain of $3.8 million from settlement of an insurance claim relating to a 1994 fire at one of the Company's facilities.

Interest expense increased to $4.4 million in 1998 from $3.0 million in 1997. This increase was due to higher average borrowings during 1998 principally for inventories and capital expenditures.

The lower effective tax rate of 35.5% in 1998 compared to 37.5% in 1997 reflects an increase in earnings in lower tax jurisdictions.

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales increased 70%, or $108.1 million, to $262.8 million in 1997 from $154.7 million in 1996. This increase reflected higher unit sales of cigars, higher prices in all cigar categories, and sales of the Villazon business which was acquired as of January 1997. Unit sales of premium cigars were led by the premier brands, Macanudo and Partagas. Higher unit sales of mass market cigars were due to the strong performance by the Company's mass market Garcia y Vega brand.

Gross profit for the year increased 87.1%, or $59.6 million, to $128.0 million from $68.4 million in 1996. Gross margin increased to 48.7% in 1997 from 44.2% in 1996. The increase in gross margin reflected higher unit selling prices and the benefit of relatively higher unit sales of premium cigars.

SG&A expenses increased 52.6%, or $23.4 million, to $68.0 million in 1997 from $44.6 million in 1996. The increase reflected principally higher marketing and selling expenses, and the general and administrative expenses of Villazon, including amortization of the acquired trademark costs and goodwill. As a percentage of net sales, SG&A expenses were 25.9% in 1997 compared to 28.8% in 1996. The decrease in SG&A expenses as a percentage of net sales in 1997 was due to the lower rate of increase in these expenses compared to the rate of the sales increase.

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

Special charges of $3.6 million in fiscal 1996 included the allocation to the Company of charges recorded by Culbro in connection with the termination of a management long-term incentive compensation plan which was based on Culbro's stock price, and the acceleration of the vesting of benefits under the plan in anticipation of the Offering. Additionally, the special charges included accruals for severance and related expenses in connection with a headcount reduction at the Culbro corporate office. The Company's allocable share of these expenses was determined substantially on the same basis as the allocation of Culbro's general and administrative expenses and is considered to be reasonable.

MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt, and commodity prices affecting the cost of products.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

The Company uses interest rate swap agreements to reduce the risk of increases in interest rates. The notional amount, interest payment and maturity dates of the interest swap agreements match the principal, interest payment and maturity of the related debt.

Assuming year end 1998 variable rate debt levels, a one percent point change in interest rates would impact interest expense by $0.3 million.

COMMODITIES

The Company is subject to market risk with respect to commodities because the ability to recover increased costs through higher pricing may be limited by the competitive environment in which the Company operates. The Company does not use futures contracts to hedge anticipated purchases of commodities.

IMPACT OF INFLATION

Inflation affects the Company's business principally in the form of cost increases for raw materials and wages. The Company has historically been able to pass such inflationary increases on to its customers through price increases; however, there is no assurance it will be able to do so in the future.

YEAR 2000 COMPLIANCE

The Company is addressing the Year 2000 issue by both replacing and modifying its existing critical computer systems. In 1997, the Company began a companywide system replacement project with Oracle Corporation to install a new Enterprise Resource Planning ("ERP") system. The new Oracle ERP system will provide significantly enhanced systems capabilities and address the Year 2000 issue. The new system is expected to make the Company's critical business computer applications Year 2000 compliant and is scheduled for completion by mid-1999. The Company has initiated a companywide review of the remaining non-critical systems, including hardware, software and control systems.

The cost of the Oracle ERP system is estimated at $7 million. In 1998, $4.1 million, or approximately 21% of the total capital expenditures of $19.4 million, was incurred on this project. The cost of the modifications for its non-critical systems is not expected to be material to the Company.

The Company has communicated with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Most of those contacted have indicated that they have Year 2000 readiness programs or they anticipate being Year 2000 compliant on or before December 31, 1999. The Company is continuing to assess the progress of its critical business partners in reaching Year 2000 readiness.

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

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for and consumption of cigars,
(ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) additional governmental regulation of tobacco or further tobacco litigation, (v) enactment of new or significant increases in existing excise taxes, (vi) political and/or economic instability in foreign countries where the Company has operations, (vii) failure to remediate Year 2000 issues and (viii) other risks and uncertainties set forth in the Company's other filings with the Securities and Exchange Commission.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  (dollars in thousands except per share data)


                                             1998        1997        1996
------------------------------------------------------------------------------
NET SALES............................... $271,185    $262,833    $154,676
Cost of goods sold......................  136,943     134,837      86,240
                                         --------    --------    --------

GROSS PROFIT............................  134,242     127,996      68,436
Selling, general and
   administrative expenses..............   85,876      68,037      44,593
Special charges.........................    8,227          -        3,600
                                         --------    --------    --------

OPERATING PROFIT........................   40,139      59,959      20,243
Gain on insurance settlement............    3,753          -           -
Nonoperating income.....................      522         760         853
Interest expense........................    4,390       3,050         951
                                         --------    --------    --------

Income before provision
   for income taxes.....................   40,024      57,669      20,145
Provision for income taxes..............   14,209      21,605       7,738
                                         --------    --------    --------

NET INCOME.............................. $ 25,815    $ 36,064    $ 12,407
                                         ========    ========    ========


Basic net income per share..............   $ 0.95      $ 1.33    $   0.44
                                         ========    ========    ========
Weighted average common shares
   outstanding (in thousands)...........   27,286      27,173      28,200
                                         ========    ========    ========

Diluted net income per share............   $ 0.92      $ 1.26    $   0.44
                                         ========    ========    ========
Weighted average common shares
   and equivalents outstanding
   (in thousands).......................   28,102      28,604      28,200
                                         ========    ========    ========


                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)

                                                           Nov. 28,     Nov. 29,
                               ASSETS                          1998         1997
 -------------------------------------------------------------------------------
 CURRENT ASSETS:
   Cash and cash equivalents.............................  $  3,985     $  8,976
   Receivables, less allowance of $1,327 (1997-$1,331)...    39,666       50,963
   Inventories...........................................   157,862      107,358
   Other current assets..................................     7,852        8,779
                                                           --------     --------
          TOTAL CURRENT ASSETS...........................   209,365      176,076
 Property and equipment, net.............................    76,809       67,489
 Intangible assets, net, principally
   trademarks and goodwill...............................    71,170       73,740
 Other assets............................................     1,959        2,900
                                                           --------     --------
          TOTAL ASSETS...................................  $359,303     $320,205
                                                           ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities..............  $ 41,518     $ 40,397
   Long-term debt due within one year....................     1,457        1,224
   Income taxes..........................................     3,087        1,326
                                                           --------     --------
          TOTAL CURRENT LIABILITIES......................    46,062       42,947
 Long-term debt..........................................    66,291       47,540
 Accrued retirement benefits.............................    12,892       13,906
 Deferred income taxes...................................     9,852        5,317
 Other noncurrent liabilities............................     9,033       12,991
                                                           --------     --------
          TOTAL LIABILITIES..............................   144,130      122,701
                                                           --------     --------
 Commitments and Contingencies (Note 17)

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01-- authorized:
    20,000,000 shares; Issued: none......................        -             -

   Class B common stock, par value $0.01--authorized:
    25,000,000 shares;
      Issued: 13,997,799 shares at November 28, 1998;
      Issued: 15,707,226 shares at November 29, 1997.....       140          157

   Class A common stock, par value $0.01--authorized:
    50,000,000 shares;
      Issued: 13,635,050 shares at November 28, 1998;
      Issued: 11,876,729 shares at November 29, 1997.....       136          119

   Additional paid-in capital............................   165,598      165,441
   Retained earnings.....................................    57,602       31,787
                                                           --------     --------
                                                            223,476      197,504
   Less:  Cost of Class A common stock held
            in treasury, 974,800 shares..................    (8,303)           -
                                                           --------     --------
          TOTAL STOCKHOLDERS' EQUITY.....................   215,173      197,504
                                                           --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....  $359,303     $320,205
                                                           ========     ========

                 See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                       Class B                Class A
                                     Common Stock           Common Stock                Additional                            Total
                                  ------------------      -----------------     Culbro     Paid-in  Retained Treasury Stockholders'
                                  Shares      Amount      Shares     Amount Investment     Capital  Earnings    Stock        Equity
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT NOVEMBER 30, 1996..           -    $   -             -   $   -   $ 93,719    $      -   $     -   $     -   $  93,719
 Net income through the
   Offering date ..............           -        -             -       -      4,277           -         -         -       4,277
 Liability assumption .........           -        -             -       -    (46,937)          -         -         -     (46,937)
 Transactions with Culbro .....           -        -             -       -     (2,393)          -         -         -      (2,393)
 Reclassification of
   Culbro Investment
   at Offering date ...........   20,267,940     203             -       -    (48,666)     48,463         -         -           -
 Exercise of stock options ....           -        -       423,321       4          -       1,831         -         -       1,835
 Tax benefit arising from
   exercise of employee
   stock options...............           -        -             -       -          -       3,732         -         -       3,732
 Net proceeds from Offering ...           -        -     6,900,000      69          -     111,415         -         -     111,484
 Net income subsequent
   to Offering ................           -        -             -       -          -           -    31,787         -      31,787
 Shares tendered ..............           -        -        (7,306)      -          -           -         -         -           -
 Exchange of shares ...........   (4,560,714)    (46)    4,560,714      46          -           -         -         -           -
                                  ----------   -----    ----------   -----   --------    --------   -------   -------   ---------

 BALANCE AT NOVEMBER 29, 1997..   15,707,226     157    11,876,729     119          -     165,441    31,787         -     197,504

 Exercise of stock options.....           -        -        48,891       -          -         129         -         -         129
 Fractional shares ............           -        -             3       -          -           -         -         -           -
 Exchange of shares............   (1,709,427)    (17)    1,709,427      17          -           -         -         -           -
 Tax benefit arising from
   exercise of employee
   stock options...............           -        -             -       -          -          28         -         -          28
 Purchase of treasury stock....           -        -             -       -          -           -         -    (8,303)     (8,303)
 Net income....................           -        -             -       -          -           -    25,815         -      25,815
                                  ----------   -----    ----------   -----   --------    --------   -------   -------   ---------
 BALANCE AT NOVEMBER 28, 1998..   13,997,799   $ 140    13,635,050   $ 136   $      -    $165,598   $57,602   $(8,303)  $ 215,173
                                  ==========   =====    ==========   =====   ========    ========   =======   =======   =========


                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                                 1998        1997        1996
 --------------------------------------------------------------------------------------------
 CASH FLOW FROM OPERATING ACTIVITIES:
    Net income.............................................   $25,815     $36,064     $12,407
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization.........................     9,414       7,159       3,813
     Special charges.......................................     8,227           -       3,600
     Gain on insurance settlement..........................    (3,753)          -           -
    Changes in assets and liabilities, net
      of Villazon Acquisition and Liability
      Assumption in 1997 (Note 3 and 5):
     Decrease (increase) in accounts receivable............    11,297     (13,706)     (7,492)
     Increase in inventories...............................   (50,504)    (47,121)    (15,859)
     (Decrease) increase in accounts payable
       and accrued liabilities.............................    (3,220)     14,257      (1,513)
     Increase (decrease) in income taxes payable...........     1,761      (1,070)         -
     Increase (decrease) in deferred income taxes..........     4,535       4,555      (1,064)
     Other, net............................................    (3,321)      4,272       1,189
                                                              -------     -------     -------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..       251       4,410      (4,919)
                                                              -------     -------     -------
 CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of Villazon, net of cash acquired..........         -     (71,198)          -
    Additions to property and equipment....................   (19,418)    (15,155)     (9,701)
    Proceeds from insurance settlement.....................     4,000           -           -
    Acquisition of General Cigar International.............         -      (2,000)          -
                                                              -------     -------     -------
      NET CASH USED IN INVESTING ACTIVITIES................   (15,418)    (88,353)     (9,701)
                                                              -------     -------     -------
 CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from Offering.............................         -     111,484          -
    Net borrowing on credit facility.......................    19,000           -        476
    Purchase of treasury stock.............................    (8,303)          -          -
    Payments of debt.......................................      (650)    (17,416)      (563)
    Proceeds from exercise of stock options................       129       1,835          -
    Net transactions with Culbro, excluding
      Liability Assumption.................................         -      (2,393)    15,217
    Other, net.............................................         -      (1,000)      (423)
                                                              -------     -------     -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES............    10,176      92,510     14,707
                                                              -------     -------     -------

 Net (decrease) increase in cash and cash equivalents......    (4,991)      8,567         87
 Cash and cash equivalents at beginning of period..........     8,976         409        322
                                                              -------     -------     -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 3,985     $ 8,976     $  409
                                                              =======     =======     =======

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

General Cigar Holdings, Inc. (the "Company") was formed on December 12, 1996. Until the Company's initial public offering (the "Offering"-- Note 2) on February 28, 1997, the Company was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, General Cigar Co., Inc. ("General Cigar"), Club Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectivelly "Club Macanudo"), and 387 PAS Corp. ("387 PAS"). These businesses and certain net assets of Culbro were transferred to the Company by Culbro under the terms of a Distribution and Merger Agreement (see below). The accompanying financial statements reflect the results of operations of these businesses and assets for all of the periods presented. Club Macanudo, which operates cigar bars in New York and Chicago, and 387 PAS, which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

Certain other liabilities, including Culbro's general corporate debt, accrued retirement and other obligations (see Liability Assumption in Note 5) were also transferred to the Company by Culbro. These liabilities have been reflected in the accompanying financial statements as of February 27, 1997, the date of the Distribution and Merger Agreement (the "Agreement") among the Company, Culbro, and Culbro's former wholly-owned subsidiary, Griffin Land & Nurseries, Inc. ("Griffin"). Pursuant to the Agreement, Griffin was spun off by Culbro to Culbro's shareholders on July 3, 1997, and, on August 29, 1997, Culbro was merged into the Company. At the time of the merger, Culbro's principal asset was the Class B shares of the Company and the merger was accounted for at historical cost. Consequently, the transaction had no effect on the financial condition or results of operations of the Company.

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest November 30. Fiscal 1998, 1997 and 1996 ended on November 28, 1998, November 29, 1997 and November 30, 1996, respectively, and each year contained 52 weeks.

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

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is determined on the straight-line method over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes.

REVENUE RECOGNITION

Sales and the related cost of sales are recognized upon shipment of products. The Company generally accepts returns of cigars that are stale or damaged in transit. Sales revenue is recorded net of anticipated returns based on historical experience. Sales returns are not material.

ADVERTISING AND PROMOTION EXPENSE

Advertising and promotion costs are expensed when incurred. Production costs of future media advertising are deferred until the advertisements are displayed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their approximate fair values because of the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Note 8.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit and bank commercial paper which matures within 90 days of purchase.

INTANGIBLE ASSETS

Intangible assets include principally the excess of the costs of businesses acquired over the fair value of their net tangible assets. Such costs, representing trademarks and goodwill, are amortized on the straight-line method over the expected periods to be benefited, generally ranging from 20 to 30 years. When circumstances warrant, the Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

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

     NOTE 2: STOCK OFFERING

     On February 28, 1997, the Company sold 6.9 million shares of its Class A Common Stock in an initial public offering, reflecting approximately 26% of its then common equity. The net proceeds from the Offering, after underwriters' discounts and commissions and other expenses, were approximately $111.5 million. The proceeds were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon Acquisition (Notes 3 and 4). Each share of Class A Common Stock entitles its holder to one vote. The remaining equity of the Company in the form of Class B Common Stock, which entitles its holder to ten votes for each share, was owned by Culbro at the date of the Offering. Following the August 29, 1997 merger of Culbro into the Company, each Culbro shareholder received 4.44557 shares of the Company's Class B stock in exchange for each share of Culbro stock. Generally, subsequent to the merger, Class B shares that are sold become Class A shares.

     The increase in additional paid-in capital in 1997 reflects principally the Offering proceeds in excess of the par value of the Class A Common Stock and the excess of the Culbro Investment over the par value of the Class B Common Stock. The Culbro Investment was reclassified to Class B Common Stock and additional paid-in capital upon completion of the Offering. The retained earnings of the Company reflect net income subsequent to the Offering.

     NOTE 3: ACQUISITIONS

     On January 21, 1997, the Company completed its acquisition of two affiliated companies, Villazon and Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A., a Honduran corporation (collectively "Villazon"), for approximately $81.2 million consisting of $91.1 million of purchase price and direct acquisition costs, less $9.9 million of cash acquired. At closing, $64.3 million of cash was paid and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition was accounted for using the purchase method of accounting. Acquisition costs in excess of the fair value of net tangible assets were approximately $69 million, representing principally trademarks and goodwill. This amount is being amortized over 30 years.

     The Company entered into a Bank Credit Agreement (the "Credit Agreement") to finance the acquisition. Proceeds from the Offering were used to reduce the amount outstanding under the Credit Agreement and to repay $14.4 million of the seller notes. The remaining $10 million of the seller notes bear interest at prime plus 0.5% and are due January 2002 (See Notes 4 and 8).

     On October 2, 1997, the Company acquired DB International Marketing, Ltd., ("DBI"), a U.K. based cigar distribution company, which previously was a customer of the Company. DBI was subsequently renamed General Cigar International ("GCI"). The purchase price was estimated at $7.0 million of which $2.0 million was paid at closing. At November 28, 1998 and November 29, 1997, $4.2 million and $5.0 million, respectively, were included in other noncurrent liabilities in the consolidated balance sheet. The final purchase price will be determined based on a percentage of sales for each of the succeeding fiscal years through the year 2000. The acquisition was accounted for using the purchase method of accounting. The excess of the estimated purchase price over the net tangible assets acquired was approximately $6.7 million, and is being amortized over 20 years. DBI sales and operating profit for the period in fiscal 1997 prior to the acquisition were $6.3 million and $0.9 million, respectively.

     NOTE 4: CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION
     (UNAUDITED)

     The following condensed unaudited pro forma statement reflects the results of operations of the Company as if the Liability Assumption (See Note 5) and the Villazon Acquisition had been consummated at the beginning of 1997 and 1996. Substantially all of DBI sales were from products sold to DBI by the Company. Consequently, the incremental sales and profit of DBI would not be material to the pro forma results of operations or financial position of the Company and are not included in the pro forma presentation. The unaudited pro forma financial information presented herein may not necessarily reflect the results of operations and financial position of the Company had these events discussed above actually taken place on these dates.

                CONSOLIDATED CONDENSED PRO FORMA STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                                    1997         1996
                                                                    ----         ----
     Net sales ...............................................  $268,425     $196,694
                                                                --------     --------
     Operating profit ........................................    61,078       32,324
     Nonoperating income .....................................       760        1,532
     Interest expense ........................................     2,282       11,669
                                                                --------     --------
     Income before provision for income taxes ................    59,556       22,187
     Provision for income taxes ..............................    22,341        8,535
                                                                --------     --------
     Net income ..............................................  $ 37,215     $ 13,652
                                                                ========     ========
     Pro forma diluted net income per share ..................  $   1.30     $   0.48
                                                                ========     ========



     NOTE 5: RELATED PARTY TRANSACTIONS

     CULBRO INVESTMENT

     Prior to the date of the Offering, the Company's retained earnings, capital stock and intercompany accounts with Culbro were presented as Culbro Investment under stockholders' equity in the Company's consolidated balance sheet. The changes in the Culbro Investment account are summarized as follows:


                                                                    1997         1996
                                                                    ----         ----
     Balance beginning of year ...............................  $ 93,719     $ 66,095
     Net income (through the Offering date, in 1997) .........     4,277       12,407
     Liability assumption ....................................   (46,937)           -
     Transactions with Culbro ................................    (2,393)      15,217
     Reclassification of remaining balance in
        Culbro Investment to Class B common
        stock and additional paid-in capital .................   (48,666)           -
                                                                --------     --------
     Balance end of year .....................................  $     -      $ 93,719
                                                                ========     ========

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

     The accompanying financial statements for the period prior to the Offering include all direct charges relating to the Company's participation in certain Culbro employee benefit and risk insurance plans. These charges were based on the specific insurance data related to the Company. In addition to these direct charges, the consolidated statement of operations reflects general and administrative expenses of approximately $1.8 million in 1997 through the date of the Offering, and $7.2 million for fiscal 1996, that were allocated to the Company by Culbro. These charges were based principally on the Company's proportionate share of expenses relating to Culbro corporate activities associated with the Company's operations and are considered by management to be reasonable.

     On February 27, 1997, pursuant to the Agreement, the Company completed the Liability Assumption in which the Company assumed Culbro's liabilities of approximately $47 million, including principally Culbro's general corporate debt, accrued retirement obligations, and certain accounts payable and accrued liabilities.

     OTHER RELATED PARTY TRANSACTIONS

     The Company has transactions in the normal course of business with entities with which certain stockholders and board of directors members of General Cigar are associated. The aggregate cost of such services from these firms was approximately $1.7 million in 1998 and $2.8 million in 1997 and was provided and paid on terms similar to those with unrelated parties.

     NOTE 6: INCOME TAXES

     The income tax provision has been calculated in accordance with SFAS No. 109, "Accounting for Income Taxes". The domestic and foreign pretax income is as follows:

                                                1998            1997         1996
                                            --------        --------     --------
     Domestic ............................  $ 22,593        $ 46,839     $ 15,815
     Foreign .............................    17,431          10,830        4,330
                                            --------        --------     --------
                                            $ 40,024        $ 57,669     $ 20,145
                                            ========        ========     ========

     The provision for income taxes is summarized as follows:


                                                1998            1997         1996
                                            --------        --------     --------
     Current federal .....................  $  7,379        $ 14,889     $  7,647
     Current state and local .............     1,715           3,037        1,155
     Deferred, principally federal .......     5,115           3,679       (1,064)
                                            --------        --------     --------
                                            $ 14,209        $ 21,605     $  7,738
                                            ========        ========     ========


     The reasons for the differences between the United States statutory income tax rate and the effective rates are shown in the following table:


                                                1998            1997         1996
                                            --------        --------     --------
     Tax expense at statutory rates ......  $ 14,008        $ 20,184     $  7,051
     State and local .....................     1,115           1,974          751
     Foreign operations ..................    (1,679)           (757)           -
     Other ...............................       765             204          (64)
                                            --------        --------     --------
                                            $ 14,209        $ 21,605     $  7,738
                                            ========        ========     ========


     The significant components of net deferred tax liabilities are as follows:

                                                1998            1997
                                            --------        --------
     Depreciation and amortization .......  $  9,727        $ 10,419
     Unremitted earnings of
        foreign subsidiaries .............     8,292           3,056
     Postretirement benefit liabilities ..    (2,744)         (2,828)
     Pension liabilities .................    (2,248)         (2,545)
     Inventories .........................      (874)         (1,035)
     Other ...............................    (2,301)         (1,750)
                                            --------        --------
                                            $  9,852        $  5,317
                                            ========        ========

     The Company has accrued domestic taxes for income of foreign subsidiaries that is expected to be remitted to the parent company. Income taxes are not accrued for unremitted earnings of foreign subsidiaries that have been, or are intended to be, reinvested indefinitely. Foreign income, which is substantially exempt from foreign taxes, primarily consists of earnings from the Company's offshore manufacturing operations.

     During 1998 and 1997, the exercise of certain stock options which had been granted previously under various Culbro stock option plans and the sale of stock issued under such plans gave rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options. In accordance with Accounting Principles Board Opinion No. 25, the tax benefit related to the deductions is not recognized as a reduction of income tax expense for financial accounting purposes and is recorded directly in additional paid-in capital. In 1998 and 1997, $28 and $3,732, respectively, of such benefit was realized and included in additional paid-in capital.

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

     NOTE 7: SPECIAL CHARGES

     WORK FORCE REDUCTION

     During the fourth quarter of 1998, the Company implemented a work force reduction of approximately 700 workers, principally in manufacturing, sales and administration. The objective of the reductions was to bring the level of activity in these functions in line with current market conditions. Severance and benefits charged to expense for these reductions totaled $4.3 million. Severance and benefits paid and charged against the related liability as of November 28, 1998 were $1.8 million. The remaining balance is anticipated to be paid primarily during 1999.

     IMPAIRMENT LOSS

     In the fourth quarter of 1998, the Company also recorded a non-cash impairment loss of $3.9 million in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Because of changes in circumstances impacting certain non-core operations, management estimated that the future cash flows from using these assets was less than their carrying value. Consequently, a non-cash impairment loss of $3.5 million was recognized. Also, during 1998, a decision was made to transfer certain domestic production to offshore facilities. As a result, the Company revised the carrying value of certain potentially excess assets based on discounted future cash flows, and recognized a non-cash impairment loss of $0.4 million.

     The total amount of special charges for 1998 was $8.2 million ($5.3 million or $0.19 per diluted share, after tax). The SFAS No. 121 charges had no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future. As a result of the SFAS No. 121 charges, depreciation expense related to these assets will decrease in future periods.

     INTERCOMPANY TERMINATION BENEFITS

     Special charges in 1996 reflect the allocation to the Company of charges recorded by Culbro in connection with the termination of a management long-term incentive compensation plan which was based on Culbro's stock price, and the acceleration of the vesting of benefits under the plan, in anticipation of the Offering. Additionally, the special charges included accruals for severance and related expenses in connection with a headcount reduction at the Culbro corporate office. The Company's allocable share of these expenses was determined substantially on the same basis as the allocation of Culbro's general and administrative expenses referred to in
     Note 5 and is considered by management to be reasonable.

     NOTE 8: LONG-TERM DEBT

     Long-term debt includes:

                                                                    1998        1997
                                                                 -------     -------
     Credit Agreement .........................................  $51,000     $32,000
     Villazon seller notes, due January 2002 ..................   10,000      10,000
     Equipment loan, due December 2003 ........................    3,535       3,892
     Capital leases ...........................................    3,213       2,872
                                                                 -------     -------
     Total ....................................................   67,748      48,764
     Less: due within one year ................................    1,457       1,224
                                                                 -------     -------
     Total long-term debt .....................................  $66,291     $47,540
                                                                 =======     =======

     On April 29, 1998, the Company amended its Credit Agreement to increase the commitment on its revolving credit facility to $92.5 million. The Company initially entered into this Credit Agreement on January 21, 1997 with certain banks which provided financing of $120 million principally for the Villazon Acquisition and repayment of Culbro's general corporate debt. The Credit Agreement, which now expires in April 2001, initially included a $60 million term loan and a revolving credit facility of $60 million. In the 1997 second quarter, net proceeds of $111.5 million were received from the Offering and used to repay the term loan and reduce amounts outstanding under the revolving credit facility.

     In accordance with the terms of the amended Credit Agreement, borrowings under the revolving credit facility bear interest of either (1) the ABR (2) the Eurodollar rate plus 0.75% or (3) a combination thereof, at the Company's option. The Company pays a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility.

     As of November 28, 1998, the annual principal payment requirements under the terms of the equipment loan were $0.4 million for the years 1999 through 2000 and $0.5 million for the years 2001 through 2003. The equipment loan which was entered into in January 1994, bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at maturity. The equipment had a net book value of $2.4 million at November 28, 1998.

     INTEREST RATE SWAPS

     At November 28, 1998, the Company had outstanding three interest rate swap agreements with commercial banks, having a total notional principal amount of $40 million. These agreements effectively change the Company's interest rate exposure on $40 million variable rate debt to a fixed weighted average rate of 5.46%. The fair value of the Company's interest rate swap agreements at November 28, 1998 was $0.3 million. The interest rate swap agreements mature at the time the Credit Agreement matures.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes that because the interest rates under the Credit Agreement adjust to current market rates, this debt approximates its fair value. Management also believes that the fixed rate debt included in the balance sheet reflects its current market value based on market interest rates for comparable risks, maturities and collateral.

     NOTE 9: RETIREMENT BENEFITS

     PENSION PLAN

     The Company's employees participate in a noncontributory defined benefit pension plan, which covers substantially all of the Company's domestic employees. This plan was previously sponsored by Culbro and was assumed by the Company under the terms of the Agreement. The Company is directly responsible for all of the pension obligations of the plan, including those relating to its former employees, as well as all vested employees of Culbro and its former subsidiaries under the plan. In connection with the Distribution and Merger, the Company and Griffin entered into an Employee Benefits Administration Agreement which defined the responsibilities for the administration of the plan. The plan's benefits are based on employees' years of service and compensation. Contributions to the plan are made in accordance with the provisions of the Employee Retirement Income Security Act. Pension (income) expense for the fiscal years 1998, 1997 and 1996 was computed as follows:


                                                  1998           1997         1996
                                               -------        -------      -------
     Service costs-benefits
        earned during the year ..............  $   907       $    894     $  1,153
     Interest on projected
        benefit obligations .................    4,059          4,126        4,053
                                               -------        -------      -------
     Total benefit expense ..................    4,966          5,020        5,206
                                               -------        -------      -------
     Actual return on pension
        plan assets .........................   (6,631)       (16,158)     (10,935)
     Difference from expected
        long-term return ....................    1,185         11,251        6,516
                                               -------        -------      -------
     Net expected return ....................   (5,446)        (4,907)      (4,419)
                                               -------        -------      -------
     Special termination
        benefits expense ....................        -              -          279
     Curtailment gain .......................        -              -         (452)
     Amortization of net pension
        obligation at adoption
        of SFAS No. 87 ......................       48             48           51
     Other ..................................     (381)          (130)          39
                                               -------        -------      -------
     Net pension (income) expense ...........  $  (813)      $     31     $    704
                                               =======        =======      =======

     The status of the pension plan as determined by the plan's actuaries at November 28, 1998 and November 29, 1997 was as follows:


                                                                  1998         1997
                                                                  ----         ----
     Present value of benefits earned by
        participants including vested benefits of
        $56,738 and $54,268 at November 28, 1998 and
        November 29, 1997, respectively ....................  $ 57,305     $ 54,739
                                                              ========     ========
     Plan assets at fair value, primarily
        U.S. Treasury securities and corporate bonds .......    83,867       81,896
     Present value of projected benefit
        obligations ........................................    58,591       57,028
                                                              --------     --------
     Plan assets in excess of projected
        benefit obligations ................................    25,276       24,868
     Amount included on balance sheet ......................     5,915        6,728
                                                              --------     --------
     Unrecognized net asset ................................  $ 31,191     $ 31,596
                                                              ========     ========
     Unrecognized net asset includes:
     Net gain from experience differences
        and assumption changes .............................  $ 31,474     $ 31,964
     Less: changes due to plan
        amendments .........................................      (247)        (284)
     Net pension obligation at adoption
        of SFAS No. 87 .....................................       (36)         (84)
                                                              --------     --------
     Unrecognized net asset ................................  $ 31,191     $ 31,596
                                                              ========     ========

     Discount rates of 7.15% and 7.50% were used to compute the present value of pension benefits at November 28, 1998 and November 29, 1997, respectively. A 5% rate of increase in future compensation levels was used to estimate the projected pension obligations at both November 28, 1998 and November 29, 1997. The expected rate of return on pension plan assets in 1998, 1997 and 1996 was estimated at 9% representing the average long-term rate expected from investment of plan assets.

     OTHER POSTRETIREMENT BENEFITS

     The Company provides health and life insurance benefits to certain of its retired employees. For the fiscal years 1998 and 1997, the components of expense for these postretirement benefits were as follows:

                                                    1998      1997
                                                    ----      ----
     Service cost-benefits earned
        during the year ..........................  $ 58      $ 79
     Interest on accumulated post-
        retirement benefit obligation ............   491       516
                                                   -----      ----
     Total expense ...............................  $549      $595
                                                   =====      ====

     The present value of the liabilities for accumulated postretirement benefits, as determined by the plan's actuaries, is shown below. None of these liabilities have been funded at November 28, 1998 and November 29, 1997.

                                                    1998      1997
                                                    ----      ----
     Retirees ..................................  $4,281    $4,170
     Fully eligible active participants ........   1,616     1,764
     Other active participants .................     390       446
     Unrecognized net gain from
        experience differences and
        assumption changes .....................     690       798
                                                  ------    ------
     Accrued other postretirement
        benefits ...............................  $6,977    $7,178
                                                  ======    ======


     The assumed discount rates used to compute the accumulated postretirement benefit obligation at November 28, 1998 and November 29, 1997 were 7.15% and 7.50%, respectively. Because the Company's obligation for retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

     NOTE 10: STOCK OPTION PLAN

     The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of either incentive stock options or nonqualified options to purchase shares of the Company's Class A common stock to officers, directors and key employees. The 1997 Plan authorized the issuance of options to purchase up to an aggregate of 3,300,000 shares of the Company's Class A common stock. The majority of options under the 1997 Plan have a term of ten years and are exercisable rateably over a three year period beginning with the third anniversary from the date of grant. The terms of the 1997 Plan impose certain restrictions on the sale of the shares received upon exercise of the option. On February 27, 1997, the Company granted options to purchase 661,600 shares of common stock at an exercise price of $18.00 per share. On January 22, 1998 and March 13, 1998, the Company granted additional options to purchase 75,000 and 25,000 shares of common stock at an exercise price of $19.66 and $15.34, respectively. Under the 1997 Plan, granted shares which are subsequently forfeited become available for future grant.

     Upon consummation of the Distribution and Merger, the Company assumed all stock options outstanding under Culbro's stock option plans. These options were converted into options to purchase shares of common stock of the Company under the 1997 Plan. The number of outstanding options and the exercise prices were adjusted to preserve the value of the options. Consistent with the prior terms of the Culbro options, a portion of the options may be exercised as incentive stock options, which under current tax laws do not provide any tax deductions to the Company. These options are not exercisable until three years from the date of original grant and may be exercised over a period ending not later than ten years from the date of grant. None of these options may be exercised as stock appreciation rights.

     The following table summarizes all the transactions of the above options for the fiscal years ended November 28, 1998 and November 29, 1997:


                                                                              Weighted-
                                                                              Average
                                                                   Number     Exercise
                                                                of Shares     Price
                                                                ---------     ----------
     Culbro options outstanding at November 30, 1996 ........     495,514              -
     Exercised prior to merger and distribution .............     (52,914)             -
                                                                ---------     ----------
     Outstanding at merger and distribution date ............     442,600              -
                                                                =========     ==========
     Conversion to General Cigar options ....................   1,970,339         $ 5.75
     Exercised after merger .................................    (423,321)        $ 3.29
     General Cigar options granted during 1997 ..............     661,600         $18.00
                                                                ---------     ----------

     Options outstanding at November 29, 1997 ...............   2,208,618         $ 9.89
     Exercised during 1998 ..................................     (48,891)        $ 2.72
     Options forfeited ......................................    (173,000)        $18.00
     General Cigar options granted during 1998 ..............     100,000         $18.58
                                                                ---------     ----------
     Options outstanding at November 28, 1998 ...............   2,086,727         $ 9.80
                                                                =========     ==========
     Prices range between $0.80 - $9.40 (weighted-average
       contractual life of 5.5 years) .......................     957,730         $ 2.35
     Prices range between $10.28 - $19.66 (weighted-average
       contractual life of 7.9 years) .......................   1,128,997         $16.12
                                                                =========     ==========
     Exercisable options at:
       November 29, 1997 ....................................     472,172         $ 2.07
       November 28, 1998 ....................................     903,283         $ 1.93
                                                                =========     ==========

     STOCK-BASED COMPENSATION

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" in accounting for its 1997 Plan. Compensation cost related to options issued under an employment agreement was $0.4 million in 1998 and $0.3 million in 1997. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. Had compensation cost been determined by the fair value method prescribed by SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                                    1998        1997
                                                                    ----        ----
     Net income:
          As reported ........................................   $25,815     $36,064
          Pro forma ..........................................   $24,824     $33,808
     Diluted net income per share:
          As reported ........................................   $  0.92     $  1.26
          Pro forma ..........................................   $  0.88     $  1.18



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: expected volatility of approximately 40% for both years; risk free interest rate of 4.70% and 6.43%; expected option term of 6 years for both years; and no dividend yield for all options issued. The expected option term was developed based on historical grant and exercise information. The weighted-average fair value of options granted in 1998 and 1997 was $8.64 and $8.96, respectively.

     EXCHANGE OF STOCK OPTIONS

     On December 14, 1998, the Compensation Committee of the Board of Directors approved the exchange of the Company's stock options granted on February 27, 1997. The exchange was accomplished by canceling 488,600 options at an exercise price of $18.00 per share and granting 307,818 new options at an exercise price of $9.00 per share. The new options represent 63% of the canceled options. The preceding tables do not take into account the effect of this exchange.

     NOTE 11: LEASES

     The Company has the following  noncancelable leases.

     CAPITAL LEASES

     Future minimum lease payments under capital leases and the present value of such payments as of November 28, 1998 were:


     1999 ...................................................................... $1,247
     2000 ......................................................................  1,123
     2001 ......................................................................    858
     2002 ......................................................................    291
     2003 ......................................................................     33
                                                                                 ------
     Net minimum lease payments ................................................  3,552
     Less: Amounts representing interest .......................................    339
                                                                                 ------
     Present value of net minimum lease payments ...............................  3,213
     Less: Current portion .....................................................  1,071
                                                                                 ------
     Long-term capital lease obligations ....................................... $2,142
                                                                                 ======

     Capital leases included in Property and Equipment, net were $4.7 million at November 28, 1998 and $4.1 million at November 29, 1997.

     OPERATING LEASES

     Future minimum rental payments under noncancelable leases as of November 28, 1998 covering principally buildings were:


     1999 ..................................................................... $ 2,373
     2000 .....................................................................   2,170
     2001 .....................................................................   1,923
     2002 .....................................................................   1,591
     2003 .....................................................................   1,239
     Later years ..............................................................   2,764
                                                                                -------
     Total minimum lease payments ............................................. $12,060
                                                                                =======

     Total rental expense for all operating leases in 1998, 1997 and 1996 was $1.7 million, $1.5 million and $0.6 million, respectively.

     NOTE 12: EARNINGS PER SHARE

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. EPS amounts for all prior periods presented have been restated to conform with SFAS 128. Basic and diluted EPS were calculated as follows:


                                                   1998           1997           1996
                                               --------       --------       --------
     BASIC EPS COMPUTATION
     Net income............................    $ 25,815       $ 36,064       $ 12,407
                                             ----------     ----------     ----------
     Weighted average common
        shares outstanding.................  27,285,551     27,172,526     28,200,000
                                             ----------     ----------     ----------
              Basic EPS....................    $   0.95       $   1.33       $   0.44
                                             ==========     ==========     ==========
     DILUTED EPS COMPUTATION
     Net income............................    $ 25,815       $ 36,064       $ 12,407
                                             ----------     ----------     ----------
     Weighted average common
        shares outstanding.................  27,285,551     27,172,526     28,200,000
     Effect of stock options...............     816,316      1,431,049              -
                                             ----------     ----------     ----------
     Weighted average common shares
        and equivalents outstanding........  28,101,867     28,603,575     28,200,000
                                             ----------     ----------     ----------
              Diluted EPS..................    $   0.92       $   1.26        $  0.44
                                             ==========     ==========     ==========


     In 1998, options on 1,183,444 shares of common stock were not included in the calculation of weighted average shares for diluted EPS as their effect was antidilutive.

     NOTE 13: STOCK REPURCHASE PROGRAM

     On May 21, 1998, the Company announced a program to repurchase up to 5% of the Company's common stock from time to time in open market transactions. Through November 28, 1998, the Company repurchased 974,800 shares of Class A common stock, representing 3.5% of the outstanding shares, for $8.3 million under this program.

     NOTE 14: SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

     NET SALES

     Excise taxes paid on cigar sales were $9.9 million, $9.2 million and $7.9 million for 1998, 1997 and 1996, respectively, and are included in net sales and cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Included in selling, general and administrative expenses were advertising expenses of $9.9 million, $6.9 million and $4.4 million for 1998, 1997 and 1996, respectively.

     GAIN ON INSURANCE SETTLEMENT

     The gain on insurance settlement was realized from the settlement of the final insurance claim relating to a 1994 fire that destroyed an administration and warehouse facility owned by the Company. The gain reflected total proceeds of $4.0 million less expenses related to the claim.

     NONOPERATING INCOME

     Nonoperating income included the net results of leasing activity in the Company's headquarters office building.

     INVENTORIES

     Inventories consist of:

                                                               Nov. 28,     Nov. 29,
                                                                   1998         1997
                                                               --------     --------
     Raw materials and supplies..............................  $108,327     $ 83,884
     Work-in-process.........................................     6,968        9,202
     Finished goods..........................................    42,567       14,272
                                                               --------     --------
                                                               $157,862     $107,358
                                                               ========     ========

     PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                              Estimated        Nov. 28,     Nov. 29,
                                           Useful Lives            1998         1997
                                           ------------        --------     --------
     Land .............................                        $  3,073     $  3,041
     Buildings ......................... 10 to 40 years          73,957       68,700
     Machinery and equipment ...........   3 to 7 years          50,551       41,300
                                           ------------        --------     --------
                                                                127,581      113,041
     Accumulated depreciation ..........                        (50,772)     (45,552)
                                                               --------     --------

                                                               $ 76,809     $ 67,489
                                                               ========     ========

     Land and buildings include the Company's New York City headquarters building, at a cost of $39.9 million and accumulated depreciation of $11.8 million at November 28, 1998.

     Total depreciation expense for the Company was $6.4 million, $4.3 million and $3.7 million for 1998, 1997 and 1996, respectively.

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued liabilities include trade payables of $22.4 million and $19.6 million for 1998 and 1997, respectively, accrued salaries, wages and other compensation of $7.1 million and $11.9 million for 1998 and 1997, respectively, and other accrued liabilities of $12.0 million and $8.9 million for 1998 and 1997, respectively, primarily for accrued workers compensation and general liability insurance.

     SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid by the Company was $4.3 million, $3.0 million and $1.0 million for 1998, 1997 and 1996, respectively.

     The Company made income tax payments of $7.8 million in 1998. Prior to the Offering in 1997, General Cigar had been included in Culbro's consolidated federal income tax returns (see Note 6). Accordingly, tax payments made by Culbro in the period prior to the Offering are reflected in net transactions with Culbro in the consolidated statement of cash flows. In the period subsequent to the Offering and through November 29, 1997, taxes paid by the Company were $16.7 million.

     The cash and noncash activities related to the Villazon Acquisition in 1997 are summarized as follows:


     Estimated fair values of net assets acquired ........................     $ 91,105
     Notes issued to sellers .............................................      (24,370)
     Payment of short-term seller notes ..................................       14,370
                                                                               --------
     Payments in connection with the acquisition .........................       81,105
     Cash acquired .......................................................       (9,907)
                                                                               --------
     Payments in connection with acquisition, net of cash acquired .......     $ 71,198
                                                                               ========


     CHANGES IN DEBT NOT AFFECTING CASH

     Certain noncash transactions totaling $53,970 which increased debt in 1997 are summarized as follows:

     Total debt -- November 30, 1996 .....................................     $ 12,210
                                                                               --------
     Assumed Culbro general corporate debt ...............................       43,200
     Villazon seller notes ...............................................       10,000
     Other ...............................................................          770
                                                                               --------
     Total increase in debt not affecting cash ...........................       53,970
     Payments of debt ....................................................      (17,416)
                                                                               --------
     Total debt -- November 29, 1997 .....................................     $ 48,764
                                                                               ========

     NOTE 15: BUSINESS SEGMENT INFORMATION

     The Company's operations are conducted within one business segment comprising the manufacturing and marketing of cigars, sold primarily in the United States, and related activities including the distribution of lighters and the operation of cigar bars. The Company's export sales are not material.

     In 1998 and 1997, sales to one customer were approximately $41.7 million and $30.3 million, or 15.4% and 11.5% of the Company's net sales, respectively.

     NOTE 16: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



     1998 QUARTERS                                      1ST          2ND         3RD          4TH         TOTAL
     -------------                                      ---          ---         ---          ---         -----
     NET SALES ..................................  $ 67,737      $68,248     $63,398      $71,802      $271,185
     GROSS PROFIT ...............................    32,951       31,926      30,957       38,408       134,242
     NET INCOME .................................     7,687        6,766       5,013        6,349        25,815
     DILUTED NET INCOME PER SHARE ...............  $   0.27      $  0.24     $  0.18      $  0.23      $   0.92
                                                   ========      =======     =======      =======      ========



     1997 QUARTERS                                      1ST          2ND         3RD          4TH         TOTAL
     -------------                                      ---          ---         ---          ---         -----
     Net sales ..................................  $ 49,798     $ 58,908     $70,660     $ 83,467      $262,833
     Gross profit ...............................    22,283       26,473      35,267       43,973       127,996
     Net income .................................     4,277        6,390      11,369       14,028        36,064
     Diluted net income per share ...............  $   0.15     $   0.22     $  0.40     $   0.49      $   1.26
                                                   ========      =======     ========     ========      ========


     1996 QUARTERS                                      1ST          2ND        3RD           4TH         TOTAL
     -------------                                      ---          ---        ---           ---         -----
     Net sales ..................................  $ 28,832     $ 34,851     $38,611     $ 52,382      $154,676
     Gross profit ...............................    12,590       15,243      18,162       22,441        68,436
     Net income .................................     2,395        2,650       4,142        3,220        12,407
     Diluted net income per share ...............     $0.08        $0.09       $0.15        $0.11         $0.44
                                                   ========      =======     ========     ========      ========



     NOTE 17: COMMITMENTS AND CONTINGENCIES

     As of November 28, 1998, the Company had firm commitments for capital expenditures of approximately $8.6 million for the completion of a new computer system and the transfer of certain domestic production offshore.

     The Company believes that the outcome of currently pending legal proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position.

     NOTE 18: NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recognized at fair value as either assets or liabilities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of adopting SFAS No. 133.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", and SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 132, 131 and 130 which are effective for fiscal years beginning after December 15, 1997, address presentation and disclosure matters that currently have no material impact on the Company's financial position or results of operations.

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

     To foster the conduct of its business in accordance with the highest ethical standards, the Company annually disseminates ethical guidelines, compliance with which is monitored by senior management and the Audit Committee.

     The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants was recommended and approved by the Audit Committee and the Board of Directors, and was approved by the shareholders. PricewaterhouseCoopers' Report is based on an examination conducted in accordance with generally accepted auditing standards, including a review of internal accounting controls and tests of accounting procedures and records.



     /s/ EDGAR M. CULLMAN
     --------------------
     Edgar M. Cullman
     Chairman



     /s/ JOSEPH C. AIRD
     ------------------
     Joseph C. Aird
     Senior Vice President,
     Chief Financial Officer,
     Treasurer and Acting Controller

                            REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors
     and Shareholders of
     General Cigar Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of General Cigar Holdings, Inc. and its subsidiaries at November 28, 1998 and November 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     /s/ PricewaterhouseCoopers LLP
     ------------------------------
     New York, New York
     January 27, 1999

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549


                                   ---------------------

                                         FORM 10-K

                                   ---------------------


                          FOR FISCAL YEAR ENDED NOVEMBER 28, 1998


                      ITEMS 8 and 14 - INDEX TO FINANCIAL STATEMENTS
                               AND ADDITIONAL FINANCIAL DATA


                             --------------------------------

                               GENERAL CIGAR HOLDINGS, INC.

                             --------------------------------

                               GENERAL CIGAR HOLDINGS, INC.

                INDEX TO FINANCIAL STATEMENTS AND ADDITIONAL FINANCIAL DATA


     The financial statements together with the report thereon of PricewaterhouseCoopers LLP dated January 27, 1999, appearing in the accompanying 1998 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and such other information specifically incorporated by reference herein, the 1998 Annual Report to Shareholders is not to be deemed filed or incorporated by reference as part of this report.

     The following exhibits and additional financial data should be read in conjunction with the financial statements in such 1998 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


        Report of Independent Accountants on Financial Statement
           Schedule and Consent of Independent Accountants .........................  C-1

        Schedule VIII - Valuation and Qualifying Accounts
           and Reserves ............................................................  S-1

        Exhibit 11 - Statement Re: Computation of Earnings Per Share ...............  E-1

        Exhibit 21 - Subsidiaries of General Cigar Holdings, Inc ...................  E-2

        Exhibit 27 - Financial Data Schedule .......................................  E-3

     To the Board of Directors of General Cigar Holdings, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 27, 1999 appearing in the 1998 Annual Report to Shareholders of General Cigar Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


     /s/ PricewaterhouseCoopers LLP
     ------------------------------
     New York, New York
     January 27, 1999




                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (333-30659) of General Cigar Holdings, Inc. of our report dated January 27, 1999 appearing in the 1998 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears above.


     /s/ PricewaterhouseCoopers LLP
     ------------------------------
     New York, New York
     February 24, 1999

                          GENERAL CIGAR HOLDINGS, INC.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND
                                    RESERVES

                             (dollars in thousands)


                                             Balance at   Charged to     Charged to   Deductions   Balance at
                                              Beginning    Costs and          Other         From          End
     Description                                of Year     Expenses       Accounts     Reserves      of Year
     -----------                             ----------   ----------     ----------   ----------   ----------
     FOR FISCAL YEAR ENDED NOVEMBER 28, 1998
     ---------------------------------------
        RESERVES:
        Uncollectible accounts - trade........   $1,331          983              -       987(1)       $1,327
                                               ========       ======         ======   ==========      =======
     FOR FISCAL YEAR ENDED NOVEMBER 29, 1997
     ---------------------------------------
        RESERVES:
        Uncollectible accounts - trade........   $  482        1,372            413       936(1)       $1,331
                                               ========       ======         ======   ==========      =======
     FOR FISCAL YEAR ENDED NOVEMBER 30, 1996
     ---------------------------------------
        RESERVES:
        Uncollectible accounts - trade........   $  465          420              -       403(1)       $  482
                                               ========       ======         ======   ==========      =======

---------------------------
     Notes:
     (1)   Accounts receivable written-off.