Form 10-Q
period 1999-02-27
GENERAL CIGAR HOLDINGS INC
filed 1999-04-13
CIK 1029456

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the 13 Weeks ended February 27, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 1999, 12,605,313 shares of Class A common stock, par value $0.01 per share, and 13,793,836 shares of Class B common stock, par value $0.01 per share, were outstanding.

________________________________________________________________________________

================================================================================

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS (UNAUDITED):
  -------------------------------------------
         Consolidated  Statement of Operations  for the 13 Weeks
           ended February 27, 1999 and February 28, 1998...........     Page 3

         Consolidated Balance Sheet as of February 27, 1999
           and November 28, 1998...................................     Page 4

         Consolidated Statement of Cash Flows for the 13 Weeks
           ended February 27, 1999 and February 28, 1998...........     Page 5

         Consolidated Statement of Stockholders' Equity
           for the 13 Weeks ended February 27, 1999................     Page 6

         Notes to Consolidated Financial Statements................     Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  -----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS....................     Page 10
            -----------------------------------


PART II.  OTHER INFORMATION:


  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................     Page 13
  ------------------------------------------


SIGNATURE..........................................................     Page 14


EXHIBIT INDEX......................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        (thousands except per share data)
                                   (Unaudited)

                                                               13 Weeks Ended
                                                            -------------------
                                                            Feb. 27,   Feb. 28,
                                                                1999       1998
                                                            --------   --------

NET SALES.................................................   $52,495    $67,737
Cost of goods sold........................................    27,801     34,786
                                                              ------     ------

GROSS PROFIT..............................................    24,694     32,951
Selling, general and administrative expenses..............    17,693     20,363
                                                              ------     ------

OPERATING PROFIT..........................................     7,001     12,588
Nonoperating income.......................................       107        164
Interest expense..........................................     1,099        833
                                                              ------     ------

Income before provision for income taxes..................     6,009     11,919
Provision for income taxes................................     2,043      4,232
                                                              ------     ------

NET INCOME................................................   $ 3,966    $ 7,687
                                                              ======     ======


Basic net income per share................................   $  0.15    $  0.28
                                                              ======     ======
Weighted average common shares outstanding................    26,456     27,591
                                                              ======     ======

Diluted net income per share..............................   $  0.15    $  0.27
                                                              ======     ======
Weighted average common shares
   and equivalents outstanding............................    27,164     28,672
                                                              ======     ======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)


                                                            Feb. 27,   Nov. 28,
                          ASSETS                                1999       1998
                                                            --------   --------
CURRENT ASSETS:                                            (Unaudited)
   Cash and cash equivalents..............................  $  3,923   $  3,985
   Receivables, less allowance of $1,210 (1998--$1,327)...    28,171     39,666
   Inventories............................................   160,154    157,862
   Other current assets...................................     7,694      7,852
                                                             -------    -------
           TOTAL CURRENT ASSETS...........................   199,942    209,365
Property and equipment, net...............................    77,119     76,809
Intangible assets, net, principally trademarks
  and goodwill............................................    70,511     71,170
Other assets..............................................     1,864      1,959
                                                             -------    -------
           TOTAL ASSETS...................................  $349,436   $359,303
                                                             =======    =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities...............  $ 26,915   $ 41,518
   Long-term debt due within one year.....................     1,341      1,457
   Income taxes...........................................     1,936      3,087
                                                             -------    -------
           TOTAL CURRENT LIABILITIES......................    30,192     46,062
Long-term debt............................................    68,931     66,291
Accrued retirement benefits...............................    12,625     12,892
Deferred income taxes.....................................    10,060      9,852
Other noncurrent liabilities..............................    10,895      9,033
                                                             -------    -------
           TOTAL LIABILITIES..............................   132,703    144,130
                                                             -------    -------
Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01--authorized:
     20,000,000 shares; Issued: none......................        -          -
   Class B common stock, par value $0.01--authorized:
     25,000,000 shares; Issued: 13,801,811 shares
     (1998--13,997,799 shares)............................       138        140
   Class A common stock, par value $0.01--authorized:
     50,000,000 shares; Issued: 13,831,038 shares
     (1998--13,635,050 shares)............................       138        136
   Additional paid-in capital.............................   165,598    165,598
   Retained earnings......................................    61,568     57,602
                                                             -------    -------
                                                             227,442    223,476
   Less:   Cost of Class A common stock held in treasury,
             1,233,700 shares (1998--974,800 shares)......   (10,709)    (8,303)
                                                             -------    -------
           TOTAL STOCKHOLDERS' EQUITY.....................   216,733    215,173
                                                             -------    -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....  $349,436   $359,303
                                                             =======    =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                               13 Weeks Ended
                                                            -------------------
                                                            Feb. 27,   Feb. 28,
                                                                1999       1998
                                                            --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income..............................................   $ 3,966    $ 7,687
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Depreciation and amortization..........................     2,444      2,048
   Changes in assets and liabilities:
    Decrease in accounts receivable.......................    11,495      6,309
    Increase in inventories...............................    (2,292)   (14,545)
    Decrease in accounts payable
     and accrued liabilities..............................   (14,603)    (5,564)
    (Decrease) increase in income taxes payable...........    (1,151)     2,443
    Increase in deferred income taxes.....................       208        840
    Other, net............................................     1,508     (3,360)
                                                              ------     ------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..     1,575     (4,142)
                                                              ------     ------
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment.....................    (2,033)    (4,941)
                                                              ------     ------
     NET CASH USED IN INVESTING ACTIVITIES................    (2,033)    (4,941)
                                                              ------     ------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowing on credit facility........................     3,000      3,500
  Purchase of treasury stock..............................    (2,406)        -
  Payments of debt........................................      (198)      (129)
  Proceeds from exercise of stock options.................        -          94
                                                              ------     ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES............       396      3,465
                                                              ------     ------

Net decrease in cash and cash equivalents.................       (62)    (5,618)
Cash and cash equivalents at beginning of period..........     3,985      8,976
                                                              ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 3,923    $ 3,358
                                                              ======     ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
   Interest...............................................   $ 1,123    $   734
   Income taxes...........................................   $ 2,986    $   949


See Notes to Consolidated Financial Statements.

                                 PART I (Cont.)


                          GENERAL CIGAR HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)



                                          Class B              Class A
                                       Common Stock         Common Stock       Additional                              Total
                                    ------------------   ------------------     Paid-in     Retained    Treasury   Stockholders'
                                    Shares      Amount   Shares      Amount     Capital     Earnings      Stock       Equity
                                    ----------  ------   ----------  ------     -------     --------      -----       ------
BALANCE AT NOVEMBER 28, 1998.....   13,997,799    $140   13,635,050    $136    $165,598      $57,602    $(8,303)    $215,173

Exchange of shares...............     (195,988)     (2)     195,988       2          -            -          -            -
Purchase of treasury stock.......           -       -            -       -           -            -      (2,406)      (2,406)
Net income.......................           -       -            -       -           -         3,966         -         3,966
                                    ----------     ---   ----------     ---     -------       ------     ------      -------
BALANCE AT FEBRUARY 27, 1999.....   13,801,811    $138   13,831,038    $138    $165,598      $61,568   $(10,709)    $216,733
                                    ==========     ===   ==========     ===     =======       ======     ======      =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


(1)  INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission (the "Commission") and in the opinion of management reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity for the periods presented. Results of operations for the 13 weeks ended February 27, 1999 are not necessarily indicative of the results that may be expected for the entire year ending November 27, 1999.

     As used in these Notes, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries: General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), Club
     Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively "Club Macanudo"), and 387 PAS Corp. ("387 PAS"). The accompanying financial statements reflect the results of operations of these businesses and assets for all of the periods presented. The operations of Club Macanudo, which operates cigar bars in New York City and Chicago, and 387 PAS, which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

     The accompanying Consolidated Financial Statements should be read in conjunction with the Company's audited 1998 financial statements included in Form 10-K, as filed with the Commission on February 26, 1999, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report.

(2)  NET INCOME PER SHARE

     Basic and diluted net income per share are calculated based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", adopted in 1998, using the following data:

                                                             13 Weeks Ended
                                                        -----------------------
                                                          Feb. 27,     Feb. 28,
                                                              1999         1998
                                                        ----------   ----------
        Weighted average common shares outstanding
           for basic calculation.....................   26,455,579   27,590,548
        Add: Effect of stock options.................      708,636    1,081,039
                                                        ----------    ---------
        Weighted average common shares outstanding,
           adjusted for diluted calculation..........   27,164,215   28,671,587
                                                        ==========   ==========

     The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 1,067,662 shares in the 13 weeks ended February 27, 1999, because the assumed exercise of these options would not have been dilutive for the period.

(3)  STOCK REPURCHASE PROGRAM

     During 1998 and the 1999 first quarter, the Company repurchased 974,800 and 258,900 shares of Class A common stock for an aggregate of $8.3 million and $2.4 million, respectively, under its stock repurchase program.

(4)  COMMITMENTS AND CONTINGENCIES

     As  of  February  27,  1999,  the  Company  had   commitments  for  capital
     expenditures of approximately $5.2 million for the completion of a new computer system and the transfer of certain domestic production offshore.

     The  Company   believes  that  the  outcome  of  currently   pending  legal
     proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position.

(5)  RECLASSIFICATIONS

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

(6)  INVENTORIES

     Inventories consist of:
                                                            Feb. 27,   Nov. 28,
                                                                1999       1998
                                                            --------   --------
        Raw materials and supplies........................  $113,814   $108,327
        Work-in-process...................................     9,157      6,968
        Finished goods....................................    37,183     42,567
                                                             -------    -------
                                                            $160,154   $157,862
                                                             =======    =======

(7)  USE OF ESTIMATES

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

(8)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recognized at fair value as either assets or liabilities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of adopting SFAS No. 133.

(9)  SUBSEQUENT EVENT

     On March 26, 1999, the Company announced that it has entered into a definitive Asset Purchase Agreement with Swedish Match North America for the sale of the Company's mass-market cigar business for $200 million in cash. The transaction is subject to customary closing conditions and is expected to close within approximately three weeks.

                         GENERAL CIGAR HOLDINGS, INC.


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

As used herein, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries: General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), Club Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively, "Club Macanudo"), and 387 PAS Corp. ("387 PAS").

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.6 million in the first quarter of 1999 ("1999 First Quarter") compared to net cash of $4.2 million used in operations in the first quarter of 1998 ("1998 First Quarter"). The cash provided in the 1999 First Quarter compared with the use of cash in the 1998 First Quarter reflected principally a greater reduction of accounts receivable and a lower increase in inventories which more than offset the decrease in accounts payable and accrued liabilities compared to the 1998 First Quarter. The continued increase in inventories of raw materials and supplies reflected purchases of tobacco and lower production of cigars. The Company has implemented a work force reduction to bring production levels in line with current market conditions. Accounts receivable decreased $11.5 million as a result of decreased sales during the 1999 First Quarter and seasonal sales in the fourth quarter of 1998.

Cash used in investing activities was $2.0 million in the 1999 First Quarter compared to $4.9 million in the 1998 First Quarter. In both periods, investing activities consisted of purchases of property and equipment including in the 1999 First Quarter, purchases of software to complete the computer system replacement project.

Cash provided by financing activities was $0.4 million in the 1999 First Quarter compared to $3.5 million in the 1998 First Quarter. The financing activities in the 1999 First Quarter included $3.0 million in borrowings under the Company's revolving line of credit in part to finance the repurchase of the Company's Class A common shares. Increased borrowings for both periods were used also used to finance higher working capital and capital expenditures.

The Company's working capital increased to $169.8 million at February 27, 1999, from $163.3 million at November 28, 1998, principally due to higher level of inventories and related increases in long-term borrowings.

The Company's Board of Directors has authorized the purchase of up to 5% of the Company's common stock from time to time in open market transactions. As of March 31, 1999, 1,233,700 shares, representing approximately 4.5% of the outstanding shares, had been repurchased under this program at a cumulative cost of $10.7 million.

Based on its current projection of cash flows, management believes that cash from operations combined with the revolving credit facility will be sufficient to fund the Company's working capital requirements and its anticipated capital expenditures. The Company expects that it will make capital expenditures of approximately $12.0 million in 1999. On March 26, 1999, the Company announced that it has entered into a definitive Asset Purchase Agreement with Swedish Match North America for the sale of the Company's mass-market cigar business for $200 million in cash. The transaction is subject to customary closing conditions and is expected to close within approximately three weeks.

RESULTS OF OPERATIONS

13 WEEKS ENDED FEBRUARY 27, 1999 AS COMPARED TO 13 WEEKS ENDED FEBRUARY 28, 1998

Net sales decreased 22.5%, or $15.2 million, to $52.5 million in the 1999 First Quarter from $67.7 million in the 1998 First Quarter. The decrease in net sales reflected lower unit sales of cigars, principally premium cigars. The decrease in sales was due to a slow-down in the growth of demand for cigars and the higher sales in the 1998 First Quarter when customers continued to purchase cigars in excess of demand in order to avoid potential short supply.

Gross profit decreased 25.1%, or $8.3 million, to $24.7 million in the 1999 First Quarter from $33.0 million in the 1998 First Quarter. Gross margin decreased to 47.0% in the 1999 First Quarter from 48.6% in the 1998 First Quarter. The decrease in gross margin was primarily due to a decrease in the sales mix of premium cigars versus mass market cigars and higher tobacco costs.

Selling, general and administrative expenses ("SG&A") decreased to $17.7 million in the 1999 First Quarter from $20.4 million in the 1998 First Quarter, but as a percentage of net sales were 33.7% and 30.1% in the 1999 First Quarter and 1998 First Quarter, respectively. The decrease principally reflected lower general and administrative expenses and marketing expenses as a result of the Company's efforts to streamline its business. As a percentage of net sales, SG&A was higher due to greater decrease in net sales relative to the decrease in SG&A expenses.

Operating profit decreased 44.4%, or $5.6 million, to $7.0 million in the 1999 First Quarter from $12.6 million in the 1998 First Quarter. As a result of the lower gross margin, operating margin decreased to 13.3% in the 1999 First Quarter compared to the 18.6% in the prior year's quarter.

Interest expense increased 31.9% in the 1999 First Quarter to $1.1 million from $0.8 million in the 1998 First Quarter. This increase was due to higher average borrowings during the 1999 First Quarter, principally for inventories, capital expenditures and repurchases of shares of common stock.

The provision for income taxes was $2.0 million in the 1999 First Quarter as compared to $4.2 million in the 1998 First Quarter. The lower effective tax rate of 34.0% in the 1999 First Quarter compared to 35.5% in the 1998 First Quarter reflects an increase in earnings in lower tax jurisdictions.

As a result of the changes described above, net income in the 1999 First Quarter decreased 48.4% to $4.0 million compared to $7.7 million in the 1998 First Quarter.

YEAR 2000 COMPLIANCE

The Company is addressing the Year 2000 issue by both replacing and modifying its existing critical computer systems. In 1997, the Company began a company wide system replacement project with Oracle Corporation to install a new
Enterprise Resource Planning ("ERP") system. The new Oracle ERP system is expected to provide significantly enhanced systems capabilities and make the Company's critical business computer applications Year 2000 compliant. It is scheduled for completion by mid-1999. The Company has initiated a company wide review of the remaining non-critical systems, including hardware, software and control systems.

The cost of the Oracle ERP system will be approximately $7 million. Through the 1999 First Quarter, $5.5 million has been incurred on this project. The cost of the modifications for its non-critical systems is not expected to be material to the Company.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the
Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for and consumption of cigars, (ii) an inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) additional governmental regulation of tobacco or further tobacco litigation, (v) enactment of new or significant increases in existing excise taxes, (vi) political and/or economic instability in foreign countries where the Company has operations,
(vii) failure to remediate Year 2000 issues and (viii) other risks and uncertainties set forth in the Company's other filings with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION


                         GENERAL CIGAR HOLDINGS, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS

      The exhibit listed in the following table has been filed as part of this Quarterly Report on Form 10-Q.

      EXHIBIT
      NUMBER                      DESCRIPTION OF EXHIBIT
      --------------------------------------------------------------------------

      27        Financial Data Schedule for the First Quarter of 1999
                  (for Commission use only)


(b)  REPORTS ON FORM 8-K

      On April 2, 1999, the Company filed a report on Form 8-K, reporting under Items 5 and 7(c), disclosing the announcement that the Registrant and Swedish Match North America have entered into a definitive Asset Purchase Agreement which could lead to the sale of the Registrant's mass-market cigar business for $200 million in cash.

                          GENERAL CIGAR HOLDINGS, INC.


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GENERAL CIGAR HOLDINGS, INC.

Date:  April 13, 1999                     By: /s/ Joseph C. Aird
                                              ------------------
                                              Joseph C. Aird
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Acting Controller

                          GENERAL CIGAR HOLDINGS, INC.

                                  EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
--------------------------------------------------------------------------------

    27        Financial Data Schedule for the First Quarter of 1999
                (for Commission use only)