Form 10-Q
period 1999-05-29
GENERAL CIGAR HOLDINGS INC
filed 1999-07-13
CIK 1029456

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the 13 Weeks ended May 29, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1999, 12,864,279 shares of Class A common stock, par value $0.01 per share, and 13,690,866 shares of Class B common stock, par value $0.01 per share, were outstanding.

________________________________________________________________________________

================================================================================

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS (UNAUDITED):
  -------------------------------------------
         Consolidated  Statement of Operations  for the 13 Weeks
           ended May 29, 1999 and May 30, 1998 and for the
           26 Weeks ended May 29, 1999 and May 30, 1998............     Page 3

         Consolidated Balance Sheet as of May 29, 1999
           and November 28, 1998...................................     Page 4

         Consolidated Statement of Cash Flows for the 26 Weeks
           ended May 29, 1999 and May 30, 1998.....................     Page 5

         Consolidated Statement of Stockholders' Equity
           for the 26 Weeks ended May 29, 1999.....................     Page 6

         Notes to Consolidated Financial Statements................     Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  -----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS....................     Page 11
            -----------------------------------

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
  -------------------------------------------------
            ABOUT MARKET RISK......................................     Page 14
            -----------------


PART II.  OTHER INFORMATION:


  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     Page 15
  ------------------------------------------------------------

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................     Page 16
  ------------------------------------------


SIGNATURE..........................................................     Page 17


EXHIBIT INDEX......................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                          GENERAL CIGAR HOLDINGS, INC.

                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            13 WEEKS ENDED      26 WEEKS ENDED
                                           ----------------    -----------------
                                           MAY 29,  MAY 30,    MAY 29,   MAY 30,
                                              1999     1998       1999     1998
                                           -------  -------    -------  -------
NET SALES................................  $35,122  $44,104    $69,232  $93,258
Cost of goods sold.......................   17,346   21,142     33,958   44,571
                                            ------   ------     ------   ------
GROSS PROFIT.............................   17,776   22,962     35,274   48,687
Selling, general and
  administrative expenses................   14,464   14,693     27,196   29,073
                                            ------   ------     ------   ------
OPERATING PROFIT.........................    3,312    8,269      8,078   19,614
Nonoperating income......................      103      206        210      370
Interest income..........................      745       -         745       -
Interest expense.........................      547    1,026      1,646    1,859
                                            ------   ------     ------   ------
Income from continuing operations
   before provision for income taxes.....    3,613    7,449      7,387   18,125
Provision for income taxes...............    1,229    2,644      2,512    6,435
                                            ------   ------     ------   ------
INCOME FROM CONTINUING OPERATIONS........    2,384    4,805      4,875   11,690

Income from discontinued operations,
   net of  income taxes..................      789    1,961      2,264    2,763
Gain on sale of discontinued operations,
   net of  income taxes..................   94,402       -      94,402       -
                                            ------   ------    -------   ------
NET INCOME...............................  $97,575  $ 6,766   $101,541  $14,453
                                            ======   ======    =======   ======

BASIC EARNINGS PER SHARE:
   Continuing operations.................   $ 0.09   $ 0.17     $ 0.18   $ 0.42
   Discontinued operations...............     0.03     0.07       0.09     0.10
   Gain on sale of discontinued
     operations..........................     3.56       -        3.57       -
                                             -----    -----      -----    -----
     Basic net income per share..........   $ 3.68   $ 0.24     $ 3.84   $ 0.52
                                             =====    =====      =====    =====
     Weighted average common
     shares outstanding..................   26,488   27,621     26,472   27,606
                                            ======   ======     ======   ======

DILUTED EARNINGS PER SHARE:
   Continuing operations.................   $ 0.09   $ 0.17     $ 0.18   $ 0.41
   Discontinued operations...............     0.03     0.07       0.08     0.10
   Gain on sale of discontinued
     operations..........................     3.48       -        3.48       -
                                             -----    -----      -----    -----
     Diluted net income per share........   $ 3.60   $ 0.24     $ 3.74   $ 0.51
                                             =====    =====      =====    =====
     Weighted average common shares
        and equivalents outstanding......   27,120   28,444     27,142   28,558
                                            ======   ======     ======   ======

See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEET

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              MAY 29,   NOV. 28,
                          ASSETS                                 1999      1998
                                                             --------   -------
CURRENT ASSETS:                                             (UNAUDITED)
   Cash and cash equivalents...............................  $143,334    $3,985
   Receivables, less allowance of $831 (1998-- $1,327).....    27,289    39,666
   Inventories.............................................   151,207   157,862
   Other current assets....................................    10,183     7,852
                                                              -------   -------
           TOTAL CURRENT ASSETS............................   332,013   209,365
Property and equipment, net................................    58,246    76,809
Intangible assets, net, principally
  trademarks and goodwill..................................    69,342    71,170
Other assets...............................................     1,562     1,959
                                                              -------   -------
           TOTAL ASSETS....................................  $461,163  $359,303
                                                              =======   =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities................   $42,164   $41,518
   Long-term debt due within one year......................       229     1,457
   Income taxes............................................    59,020     3,087
                                                              -------   -------
           TOTAL CURRENT LIABILITIES.......................   101,413    46,062
Long-term debt.............................................    10,465    66,291
Accrued retirement benefits................................    13,025    12,892
Deferred income taxes......................................    10,333     9,852
Other noncurrent liabilities...............................    10,808     9,033
                                                              -------   -------
           TOTAL LIABILITIES...............................   146,044   144,130
                                                              -------   -------
Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 -- authorized:
     20,000,000 shares;  Issued: none......................        -         -
   Class B common stock, par value $0.01 -- authorized:
     25,000,000 shares; Issued: 13,735,892 shares
     (1998 -- 13,997,799 shares)...........................       137       140
   Class A common stock, par value $0.01 -- authorized:
     50,000,000 shares; Issued: 14,052,953 shares
     (1998 -- 13,635,050 shares)...........................       141       136
   Additional paid-in capital..............................   166,407   165,598
   Retained earnings.......................................   159,143    57,602
                                                              -------   -------
                                                              325,828   223,476
   Less: Cost of Class A common stock held in treasury,
         1,233,700 shares (1998-- 974,800 shares)..........   (10,709)   (8,303)
                                                              -------   -------
           TOTAL STOCKHOLDERS' EQUITY......................   315,119   215,173
                                                              -------   -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......  $461,163  $359,303
                                                              =======   =======

See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                               26 WEEKS ENDED
                                                             ------------------
                                                              MAY 29,   MAY 30,
                                                                 1999      1998
                                                             --------   -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income..............................................  $101,541   $14,453
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Income from discontinued operations....................    (2,264)   (2,763)
    Gain on sale of discontinued operations................   (94,402)       -
    Depreciation and amortization..........................     4,528     3,685
    Changes in assets and liabilities net
    of effects from disposition:
      Decrease in accounts receivable......................    12,377    12,683
      Increase in inventories..............................    (6,315)  (35,018)
      Decrease in accounts payable
        and accrued liabilities............................   (14,742)   (6,978)
      (Decrease) increase in income taxes payable..........    (1,926)    1,491
      Increase in deferred income taxes....................       481     1,790
      Other, net...........................................    (1,018)     (249)
                                                              -------    ------
     NET CASH (USED IN) OPERATING ACTIVITIES...............    (1,740)  (10,906)
                                                              -------    ------

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of discontinued operations...........   200,000        -
   Additions to property and equipment.....................    (1,627)   (7,864)
                                                              -------    ------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...   198,373    (7,864)
                                                              -------    ------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net (repayment) borrowing under
     revolving credit facility.............................   (51,000)   15,000
   Purchase of treasury stock..............................    (2,406)   (2,422)
   Payments of other debt..................................    (4,330)     (483)
   Proceeds from exercise of stock options.................       452       129
                                                              -------    ------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...   (57,284)   12,224
                                                              -------    ------

Net increase (decrease) in cash and cash equivalents.......   139,349    (6,546)
Cash and cash equivalents at beginning of period...........     3,985     8,976
                                                              -------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $143,334   $ 2,430
                                                              =======    ======

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOWS  INFORMATION:
Cash paid during the year for:
   Interest................................................  $  1,778   $ 1,794
   Income taxes............................................  $  4,320   $ 6,094

See Notes to Consolidated Financial Statements.

                                 PART I (Cont.)


                          GENERAL CIGAR HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)



                                          Class B              Class A
                                       Common Stock         Common Stock       Additional                              Total
                                    ------------------   ------------------     Paid-in     Retained    Treasury   Stockholders'
                                    Shares      Amount   Shares      Amount     Capital     Earnings      Stock       Equity
                                    ----------  ------   ----------  ------     -------     --------      -----       ------
BALANCE AT NOVEMBER 28, 1998.....   13,997,799    $140   13,635,050    $136    $165,598      $57,602    $(8,303)    $215,173

Exercise of stock options........           -       -       155,996       2         450           -          -           452
Exchange of shares...............     (261,907)     (3)     261,907       3          -            -          -            -
Tax benefit arising from
  exercise of employee
  stock options..................           -       -            -       -          359           -          -           359
Purchase of treasury stock.......           -       -            -       -           -            -      (2,406)      (2,406)
Net income.......................           -       -            -       -           -       101,541         -       101,541
                                    ----------     ---   ----------     ---     -------      -------     ------      -------
BALANCE AT MAY 29, 1999..........   13,735,892    $137   14,502,953    $141    $166,407     $159,143   $(10,709)    $315,119
                                    ==========     ===   ==========     ===     =======      =======     ======      =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


(1)  INTERIM FINANCIAL PRESENTATION

     The interim Consolidated Financial Statements are unaudited; however, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission (the "Commission") and in the opinion of management reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity for the periods presented. Results of operations for the 13 weeks ended May 29, 1999 are not necessarily indicative of the results that may be expected for the entire year ending November 27, 1999.

     As used in these Notes, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries: General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), GCMM Co., Inc. ("GCMM"), Club Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively "Club Macanudo"), and 387 PAS Corp. ("387 PAS"). The accompanying financial statements reflect the results of operations of these businesses and assets for all of the periods presented. The operations of Club Macanudo, which operates cigar bars in New York City and Chicago, and 387 PAS, which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

     The accompanying Consolidated Financial Statements should be read in conjunction with the Company's audited 1998 financial statements included in Form 10-K, as filed with the Commission on February 26, 1999, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report.

(2)  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less. The cost of these investments approximates fair value. Cash and cash equivalents are placed with major international banks.

(3)  DISCONTINUED OPERATIONS

     On April 30, 1999, the Company completed the sale of its Mass-Market Cigar business to Swedish Match North America Inc., for $200 million in cash. A portion of the proceeds was used to prepay $54.8 million of bank debt and a $3.8 million equipment loan. The Company recorded a gain on the sale of $152.3 million ($94.4 million, or $3.48 per diluted share, after tax). The results of the Mass-Market Cigar business have been reported separately as discontinued operations and prior periods have been restated in the Consolidated Statement of Operations.

     Net sales and income from the discontinued operations are as follows:

                                             13 WEEKS ENDED     26 WEEKS ENDED
                                            ----------------   ----------------
                                            MAY 29,  MAY 30,   MAY 29,  MAY 30,
                                               1999     1998      1999     1998
                                            -------  -------   -------  -------
     Net sales...........................   $13,987  $24,144   $32,372  $42,727
     Operating profit....................     1,196    3,040     3,431    4,283
     Provision for income taxes..........       407    1,079     1,167    1,520
     Net income from
       discontinued operations...........       789    1,961     2,264    2,763

     Net assets of discontinued operations at November 28, 1998 are summarized as follows:
                                                                       Nov. 28,
                                                                           1998
                                                                       --------
     Current assets, primarily inventory.............................   $10,867
     Property and equipment, net......................................   11,960
     Current liabilities..............................................   (2,164)
     Long-term debt...................................................   (1,195)
                                                                         ------

        Net assets of discontinued operations........................   $19,468
                                                                         ======

(4)  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", adopted in 1998, using the following data:

                                     13 WEEKS ENDED          26 WEEKS ENDED
                                ----------------------   ----------------------
                                   MAY 29,     MAY 30,      MAY 29,     MAY 30,
                                      1999        1998         1999        1998
                                ----------  ----------   ----------  ----------
Weighted average common
shares outstanding
for basic calculation.........  26,487,626  27,620,694   26,471,603  27,605,621
Add:Effect of stock options...     632,574     823,732      670,605     952,386
                                ----------  ----------   ----------  ----------
Weighted average common shares
outstanding, adjusted for
diluted calculation...........  27,120,200  28,444,426   27,142,208  28,558,007
                                ==========  ==========   ==========  ==========

     The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 1,067,662 shares in the 1999 second quarter and 900,436 shares in the 1998 second quarter, because the options' exercise prices were greater than the average market price of the common shares.

(5)  STOCK REPURCHASE PROGRAM

     During 1998 and the 1999 first quarter, the Company repurchased 974,800 and 258,900 shares of Class A common stock for an aggregate of $8.3 million and $2.4 million, respectively, under its stock repurchase program. No shares were repurchased during the 1999 second quarter.

(6)  COMMITMENTS AND CONTINGENCIES

     As of May 29, 1999, the Company had commitments for capital expenditures of approximately $1.0 million.

     The  Company   believes  that  the  outcome  of  currently   pending  legal
     proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position.

(7)  RECLASSIFICATIONS

     Certain amounts in the prior periods financial statements have been reclassified to conform to the current periods' presentation.

(6)  INVENTORIES

     Inventories consist of:
                                                             May 29,   Nov. 28,
                                                                1999       1998
                                                            --------   --------
        Raw materials and supplies.......................   $110,202   $108,327
        Work-in-process...................................     8,383      6,968
        Finished goods....................................    32,622     42,567
                                                              ------    -------
                                                            $151,207   $157,862
                                                             =======    =======

(9)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue, costs and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, depreciation and amortization, employee benefit plans, taxes, and contingencies, among others.

(10) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recognized at fair value as either assets or liabilities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adopting SFAS No. 133.

                         GENERAL CIGAR HOLDINGS, INC.


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

As used herein, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries: General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), GCMM Co., Inc. ("GCMM"), Club Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively, "Club Macanudo"), and 387 PAS Corp. ("387 PAS").

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 1999, the Company completed the sale of its Mass-Market Cigar business to Swedish Match North America Inc., for $200 million in cash. Proceeds from the sale were used to prepay $54.8 million of bank debt, a $3.8 million equipment loan, pay transaction expenses, and provide funds for operations. The remaining cash is invested principally in highly liquid investments. The sale of the Mass-Market Cigar business significantly strengthened the Company's financial position.

As of May 29, 1999, cash and cash equivalents of $143.3 million included in the accompanying consolidated balance sheet included principally money market funds and time deposits with maturities of 90 days or less, and yielding approximately 5% annually. The Company is considering a number of business investment options including acquisitions of selected premium cigar brands, and expansion of its distribution and marketing activities, in both international and domestic markets. In June 1999, the Company utilized cash of $20.9 million to acquire certain longer-term investments, principally debt instruments at a deep discount from their face amount. The Company anticipates a higher return on these investments, which are also considered to be of a significantly higher risk category, than the Company's cash equivalents.

The Company also plans to complete purchases of approximately $40 million of tobacco over the next twelve months, under earlier existing commitments. Tobacco commitments have been significantly curtailed effective with the 2000 crop year and such curtailment will continue until inventories are reduced to normal levels.

Net cash used in operating activities was $1.7 million in the six months ended May 29, 1999 (the "1999 Period") compared to net cash of $10.9 million in the six months ended May 30, 1998 (the "1998 Period"). The cash used in the 1999 Period compared with the use of cash in the 1998 Period reflected principally a lower increase in inventories which more than offset the decrease in accounts payable and accrued liabilities compared to the 1998 Period. In response to the substantial increase in cigar demand in 1997 and early 1998, the Company increased its purchases of filler and binder tobacco needed for making high quality premium cigars. The combination of lower cigar sales and the higher tobacco purchases has resulted in the increase in inventories of raw tobacco. The Company has begun to curtail its tobacco purchases and its commitments for future supplies. Accounts receivable decreased $12.4 million during the 1999 Period principally as a result of seasonal sales in the fourth quarter of 1998 and lower sales in the 1999 Period.

Net cash provided by investing activities was $198.4 million in the 1999 Period compared to net cash of $7.9 million used in the 1998 Period. Investing activities in the 1999 Period include proceeds of $200 million for the sale of the Mass-Market Cigar business and $1.6 million of purchases of property and equipment including purchases of software to complete the computer system replacement project. In the 1998 Period, investing activities consisted of purchases of property and equipment.

Net cash used in financing activities was $57.3 million in the 1999 Period compared to net cash of $12.2 million provided in the 1998 Period. The financing activities in the 1999 Period included a $58.6 million prepayment of outstanding debt and repurchase of the Company's Class A common shares for $2.4 million. Prepayment of outstanding debt was funded by the cash proceeds from the sale of the Company's Mass-Market Cigar business.

As of May 29, 1999, 1,233,700 shares at an aggregate cost of $10.7 million, representing approximately 4.5% of the outstanding shares, had been repurchased under a repurchase program announced by the Company's Board of Directors on May 21, 1998. This program has authorized the purchase of up to 5% of the Company's common stock from time to time in open market transactions. No shares were repurchased during the 1999 second quarter.

The Company's working capital increased to $230.6 million at May 29, 1999, from $163.3 million at November 28, 1998, principally due to net proceeds from the sale of the Company's Mass-Market Cigar business.

As a result of the sale of the Mass-Market Cigar business, the Company reduced its previous commitment under the revolving line of credit from $92.5 million to $50.0 million and terminated its related interest rate swap agreements with commercial banks.

Based on its current cash position and existing credit facility, management believes the Company has adequate financial resources to meet its expected business requirements.

RESULTS OF OPERATIONS

Three Month and Six Month Periods Ended May 29, 1999 as Compared to Three Month and Six Month Periods Ended May 30, 1998

In the second quarter of 1999, the Company reported net income of $97.6 million, or $3.60 per diluted share, compared with $6.8 million, or $0.24 per diluted share, for the prior years' second quarter. The results reflect a $94.4 million net gain on the sale of the Company's Mass-Market Cigar business and $0.8 million income from this business, which has been reported separately as discontinued operations. Prior periods have been restated to reflect the results of such business as income from discontinued operations.

Net sales decreased 20.4%, or $9.0 million, to $35.1 million in the second quarter of 1999 ("1999 Second Quarter") from $44.1 million in the second quarter of 1998 ("1998 Second Quarter"). Net sales in the 1999 Period were $69.2 million, a decrease of 25.8% compared to net sales of $93.3 million in the 1998 Period. The decrease in sales was due to a slow-down in the growth of demand for cigars and the higher sales in the 1998 Period when customers continued to purchase cigars in excess of demand in order to avoid potential short supply.

Gross profit decreased 22.6%, or $5.2 million to $17.8 million in the 1999 Second Quarter from $23.0 million in the 1998 Second Quarter. Gross margin decreased to 50.6% in the 1999 Second Quarter from 52.1% in the 1998 Second Quarter. The decrease in gross margin reflected lower unit sales of large premium cigars and the effect of relatively higher costs of raw materials. In the 1999 Period, gross profit decreased 27.5%, or $13.4 million to $35.3 million from $48.7 million in the 1998 Period. Gross margin also decreased to 51.0% in the 1999 Period from 52.2% in the 1998 Period.

Selling, general and administrative expenses ("SG&A") decreased to $14.5 million in the 1999 Second Quarter from $14.7 million in the 1998 Second Quarter. For the 1999 Period, SG&A expenses decreased to $27.2 million from $29.1 million in the 1998 Period. As a percentage of net sales, SG&A expenses were 41.2% and 39.3%, in the 1999 Second Quarter and 1999 Period, respectively, compared to 33.3% and 31.2%, in the 1998 Second Quarter and 1998 Period, respectively. The increases in SG&A expenses as a percentage of net sales reflect higher marketing expenses and higher selling expenses associated with new marketing and selling initiatives, and the effect of lower sales.

Operating profit decreased 59.9%, or $5.0 million, to $3.3 million in the 1999 Second Quarter from $8.3 million in the 1998 Second Quarter primarily as a result of lower sales. Operating margin decreased to 9.4% from 18.7% in the 1999 Second Quarter. In the 1999 Period, operating profit was $8.1 million, or 11.7% of net sales, as compared to $19.6 million, or 21.0% of net sales, in the 1998 Period.

Interest expense decreased to $0.5 million in the 1999 Second Quarter from $1.0 million in the 1998 Second Quarter. For the 1999 Period, interest expense decreased to $1.6 million from $1.9 million in the 1998 Period. This decrease was due to lower average borrowings during the 1999 Second Quarter as a result of prepaying $58.6 of outstanding debt.

The provision for income taxes was $1.2 million in the 1999 Second Quarter as compared to $2.6 million in the 1998 Second Quarter. For the 1999 Period income tax provision was $2.5 million as compared to $6.4 million in the 1998 Period. The lower effective tax rate of 34.0% in 1999 compared to 35.5% in 1998 reflects an increase in earnings in lower tax jurisdictions.

The gain of $94.4 million, net of taxes, on sale of discontinued operations is comprised of proceeds less transaction and disposition costs, including employee severance and stay bonuses, facilities and asset write-off, and adjustments to lease commitments.

As a result of the changes described above and excluding the results of discontinued operations, income from continuing operations in the 1999 Second Quarter decreased 50.4% to $2.4 million compared to $4.8 million in the 1998 Second Quarter. Income from continuing operations for the 1999 Period was $4.9 million, a decrease of 58.3% from net income of $11.7 million in the 1998 Period. The decrease principally reflects lower sales as discussed previously.

YEAR 2000 COMPLIANCE

The Company is addressing the Year 2000 issue by both replacing and modifying its existing critical computer systems. In 1997, the Company began a company wide system replacement project with Oracle Corporation to install a new
Enterprise Resource Planning ("ERP") system. The new Oracle ERP system is expected to provide significantly enhanced systems capabilities and make the Company's critical business computer applications Year 2000 compliant. The Company has completed its company wide review of the remaining non-critical systems, including hardware, software and control systems.

The cost of the Oracle ERP system will be approximately $7 million. Through the 1999 Second Quarter, $6.0 million has been incurred on this project. The cost of the modifications for its non-critical systems is not expected to be material to the Company. The Company has communicated with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Most of those contacted have indicated that they have Year 2000 readiness programs or they anticipate being Year 2000 compliant on or before December 31, 1999. The Company is continuing to assess the progress of its critical business partners in reaching Year 2000 readiness.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to Market Risk in the Management's Discussion and Analysis section included in the Company's Annual Report to Shareholders for the fiscal year ended November 28, 1998.

                          PART II. OTHER INFORMATION


                         GENERAL CIGAR HOLDINGS, INC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On April 20, 1999, the Company held its annual meeting of stockholders in New York, N.Y. The stockholders elected the following directors with corresponding votes for and against. These votes reflect shares of the Company's Class A common stock which entitles each stockholder to one vote for each share held and shares of Class B common stock which entitles each stockholder to ten votes for each share held.

                                                  Number of        Number of
     Name of Director                             Votes For      Votes Against
     -------------------------------------------------------------------------

     Edgar M. Cullman..........................  143,706,394        426,808
     Bruce A. Barnet...........................  143,867,476        265,726
     John L. Bernbach..........................  143,738,455        394,747
     Edgar M. Cullman, Jr......................  143,755,846        377,356
     Susan R. Cullman..........................  143,743,187        390,015
     John L. Ernst.............................  143,755,926        377,276
     Thomas C. Israel..........................  143,876,216        256,986
     Dan W. Lufkin.............................  142,870,651      1,262,551
     Graham V. Sherren.........................  143,852,780        280,422
     Peter J. Solomon..........................  143,738,319        394,883
     Francis T. Vincent, Jr....................  143,873,771        259,431

The stockholders approved the selection the Company's independent accountants for 1999:

                                    Number of      Number of        Number of
                                    Votes For    Votes Against   Votes Abstained
                                   -----------   -------------   ---------------

     PricewaterhouseCoopers LLP... 143,772,187      210,817          150,197

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS

      The exhibit listed in the following table has been filed as part of this Quarterly Report on Form 10-Q.

      EXHIBIT
      NUMBER                      DESCRIPTION OF EXHIBIT
      --------------------------------------------------------------------------

      27        Financial Data Schedule for the Second Quarter of 1999
                  (for Commission use only)


(b)  REPORTS ON FORM 8-K

      On April 2, 1999, the Company filed a report on Form 8-K,  reporting under
      Item 5 and 7(c), disclosing the announcement that the Company and Swedish Match North America Inc., had entered into a definitive Asset Purchase Agreement for the sale of General Cigar's mass-market cigar business for $200 million in cash.

      On April 19, 1999, the Company filed a report on Form 8- K, reporting under Items 5, 7(b) and 7(c), disclosing pro forma financial information prior to the discussion of the sale of General Cigar's mass-market cigar business and the presentation of such pro forma financial information at the Annual Meeting of Shareholders of the Company on April 20, 1999.

      On May 10, 1999, the Company filed a report on Form 8- K, reporting  under
      Item 2 and 7(c), disclosing that on April 30, 1999, the sale of General Cigar's mass-market cigar business was completed.

                          GENERAL CIGAR HOLDINGS, INC.


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GENERAL CIGAR HOLDINGS, INC.

Date:  July 13, 1999                      By: /s/ Joseph C. Aird
                                              ------------------
                                              Joseph C. Aird
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Acting Controller

                          GENERAL CIGAR HOLDINGS, INC.

                                  EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
--------------------------------------------------------------------------------

    27        Financial Data Schedule for the Second Quarter of 1999
                (for Commission use only)