Form 10-Q
period 1999-08-28
GENERAL CIGAR HOLDINGS INC
filed 1999-10-05
CIK 1029456

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the 13 Weeks ended August 28, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1999, 12,926,136 shares of Class A common stock, par value $0.01 per share, and 13,629,009 shares of Class B common stock, par value $0.01 per share, were outstanding.

________________________________________________________________________________

================================================================================

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS (UNAUDITED):
  -------------------------------------------

      Condensed Consolidated Statement of Operations for the
        13 Weeks ended August 28, 1999 and August 29, 1998 and
        for the 39 Weeks ended August 28, 1999 and August 29, 1998...   Page 3

      Condensed Consolidated Balance Sheet as
        of August 28, 1999 and November 28, 1998.....................   Page 4

      Condensed Consolidated Statement of Cash Flows for the
        39 Weeks ended August 28, 1999 and August 29, 1998...........   Page 5

      Condensed Consolidated Statement of Stockholders' Equity
        for the 39 Weeks ended August 28, 1999.......................   Page 6

      Notes to Consolidated Financial Statements.....................   Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  -----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS....................     Page 11
            -----------------------------------

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
  -------------------------------------------------
            ABOUT MARKET RISK......................................     Page 15
            -----------------


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


SIGNATURE..........................................................     Page 17


EXHIBIT INDEX......................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share data)
                                 (Unaudited)

                                           13 WEEKS ENDED       39 WEEKS ENDED
                                         __________________   __________________
                                         AUG. 28,  AUG. 29,   AUG. 28,  AUG. 29,
                                             1999      1998       1999      1998
                                         --------  --------   --------  --------
NET SALES...............................  $38,698   $41,892   $107,930  $135,150
Cost of goods sold......................   18,747    19,621     52,705    64,192
                                           ------    ------    -------   -------

GROSS PROFIT............................   19,951    22,271     55,225    70,958
Selling, general and
  administrative expenses...............   13,442    16,376     40,638    45,449
                                           ------    ------    -------   -------

OPERATING PROFIT........................    6,509     5,895     14,587    25,509
Nonoperating income.....................       88       145        298       515
Interest income.........................    1,833        34      2,588       127
Interest expense........................      317     1,251      1,973     3,203
                                           ------    ------    -------   -------
Income from continuing operations
   before provision for income taxes....    8,113     4,823     15,500    22,948
Provision for income taxes..............    2,758     1,712      5,270     8,147
                                           ------    ------    -------   -------

INCOME FROM CONTINUING OPERATIONS.......    5,355     3,111     10,230    14,801

Income from discontinued operations,
   net of  income taxes.................       -      1,902      2,264     4,665
Gain on sale of discontinued
   operations, net of  income taxes.....       -         -      94,402        -
                                           ------    ------    -------   -------
NET INCOME..............................  $ 5,355   $ 5,013   $106,896  $ 19,466
                                           ======    ======    =======   =======

BASIC EARNINGS PER SHARE:
   Continuing operations................   $ 0.20    $ 0.11     $ 0.39    $ 0.54
   Discontinued operations..............       -       0.07       0.08      0.17
   Gain on sale of
     discontinued operations............       -         -        3.56        -

     Basic net income per share.........   $ 0.20    $ 0.18     $ 4.03    $ 0.71
                                           ======    ======     ======    ======
     Weighted average common
       shares outstanding...............   26,555    27,179     26,500    27,464
                                           ======    ======     ======    ======

DILUTED EARNINGS PER SHARE:
   Continuing operations................   $ 0.20    $ 0.11     $ 0.38    $ 0.52
   Discontinued operations..............       -       0.07       0.08      0.17
   Gain on sale of
     discontinued operations............       -         -        3.48        -

     Diluted net income per share.......   $ 0.20    $ 0.18     $ 3.94    $ 0.69
                                           ======    ======     ======    ======
     Weighted average common shares
        and equivalents outstanding.....   27,129    27,856     27,138    28,324
                                           ======    ======     ======    ======

See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)
                                   (Unaudited)
                                                            ________   ________
                                                            AUG. 28,   NOV. 28,
                          ASSETS                                1999       1998
                                                            --------   --------
CURRENT ASSETS:
  Cash and cash equivalents...............................  $104,864   $  3,985
  Receivables, less allowance of $1,109  (1998-- $1,327)..    26,854     39,666
  Inventories.............................................   165,119    157,862
  Other current assets....................................     8,939      7,852
                                                             -------    -------
           TOTAL CURRENT ASSETS...........................   305,776    209,365
Property and equipment, net...............................    59,051     76,809
Intangible assets, net,
  principally trademarks and goodwill.....................    68,684     71,170
Investments held-to-maturity..............................    24,250         -
Other assets..............................................     1,009      1,959
                                                             -------    -------
           TOTAL ASSETS...................................  $458,770   $359,303
                                                             =======    =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities................  $ 36,168   $ 41,518
  Long-term debt due within one year......................       220      1,457
  Income taxes............................................    53,875      3,087
                                                             -------    -------
           TOTAL CURRENT LIABILITIES......................    90,263     46,062
Long-term debt............................................    10,447     66,291
Accrued retirement benefits...............................    12,629     12,892
Deferred income taxes.....................................    10,877      9,852
Other noncurrent liabilities..............................    10,780      9,033
                                                             -------    -------
           TOTAL LIABILITIES..............................   134,996    144,130
                                                             -------    -------
Minority interest in preferred stock of subsidiary........     3,300         -
                                                             -------    -------
Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 -- authorized:
    20,000,000 shares; Issued: none.......................        -          -
  Class B common stock, par value $0.01 -- authorized:
    25,000,000 shares; Issued: 13,682,147 shares
    (1998 -- 13,997,799 shares)...........................       137        140
  Class A common stock, par value $0.01 -- authorized:
    50,000,000 shares; Issued: 14,106,698 shares
    (1998 -- 13,635,050 shares)...........................       141        136
  Additional paid-in capital..............................   166,407    165,598
  Retained earnings.......................................   164,498     57,602
                                                             -------    -------
                                                             331,183    223,476
  Less:  Cost of Class A common stock held in treasury,
         1,233,700 shares (1998-- 974,800 shares).........   (10,709)    (8,303)
                                                             -------    -------
           TOTAL STOCKHOLDERS' EQUITY.....................   320,474    215,173
                                                             -------    -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....  $458,770   $359,303
                                                             =======    =======

See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                              39 WEEKS ENDED
                                                            -------------------
                                                            AUG. 28,   AUG. 29,
                                                                1999       1998
                                                            --------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income.............................................  $106,896    $19,466
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
    Income from discontinued operations...................    (2,264)    (4,665)
    Gain on sale of discontinued operations...............   (94,402)        -
    Depreciation and amortization.........................     6,363      5,646
    Changes in assets and liabilities net
    of effects from disposition:
      Decrease in accounts receivable.....................    12,812     14,948
      Increase in inventories.............................   (20,227)   (52,326)
      Decrease in accounts payable
        and accrued liabilities...........................   (26,774)    (2,407)
      (Decrease) increase in income taxes payable.........    (1,046)     3,252
      Increase in deferred income taxes...................     1,025      2,478
      Other, net..........................................       376     (1,672)
                                                             -------     ------
    NET CASH (USED IN) OPERATING ACTIVITIES...............   (17,241)   (15,280)
                                                             -------     ------

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of discontinued operations..........   200,000         -
   Purchase of long-term securities.......................   (20,950)        -
   Additions to property and equipment....................    (3,619)   (11,573)
                                                             -------     ------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...   175,431    (11,573)
                                                             -------     ------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net (repayment) borrowing under
     revolving credit facility............................   (51,000)    27,000
   Purchase of treasury stock.............................    (2,406)    (6,638)
   Payments of other debt.................................    (4,357)      (514)
   Proceeds from exercise of stock options................       452        129
                                                             -------     ------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...   (57,311)    19,977
                                                             -------     ------

Net increase (decrease) in cash and cash equivalents......   100,879     (6,876)
Cash and cash equivalents at beginning of period..........     3,985      8,976
                                                             -------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $104,864    $ 2,100
                                                             =======     ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest...............................................   $ 2,104    $ 3,027
   Income taxes...........................................   $12,124    $ 7,421
Non-cash transaction:
   Issuance of subsidiary preferred
     stock for long-term securities.......................   $ 3,300    $    -


See Notes to Consolidated Financial Statements.

                                 PART I (Cont.)


                          GENERAL CIGAR HOLDINGS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)



                                          Class B              Class A
                                       Common Stock         Common Stock       Additional                              Total
                                    ------------------   ------------------     Paid-in     Retained    Treasury   Stockholders'
                                    Shares      Amount   Shares      Amount     Capital     Earnings      Stock       Equity
                                    ----------  ------   ----------  ------     -------     --------      -----       ------
BALANCE AT NOVEMBER 28, 1998......  13,997,799    $140   13,635,050    $136    $165,598     $ 57,602    $(8,303)    $215,173

Exercise of stock options.........          -       -       155,996       2         450           -          -           452
Exchange of shares................    (315,652)     (3)     315,652       3          -            -          -            -
Tax benefit arising from
  exercise of employee
  stock options...................          -       -            -       -          359           -          -           359
Purchase of treasury stock........          -       -            -       -           -            -      (2,406)      (2,406)
Net income........................          -       -            -       -           -       106,896         -       106,896
                                    ----------     ---   ----------     ---     -------      -------     ------      -------
BALANCE AT AUGUST 28, 1999........  13,682,147    $137   14,106,698    $141    $166,407     $164,498   $(10,709)    $320,474
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


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands except per share data)
                                   (Unaudited)



(1)  INTERIM FINANCIAL PRESENTATION

     The interim Condensed Consolidated Financial Statements are unaudited; however, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission (the "Commission") and in the opinion of management reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity for the periods presented. Results of operations for the 13 weeks and 39 weeks ended August 28, 1999 are not necessarily indicative of the results that may be expected for the entire year ending November 27, 1999.

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

     The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited 1998 financial statements included in Form 10-K, as filed with the Commission on February 26, 1999, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report.

(2)  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less. The cost of these investments approximates fair value. Cash and cash equivalents are placed with major international banks.

(3)  INVESTMENTS HELD-TO-MATURITY

     During the third quarter of 1999, the Company invested $24.3 million in long-term securities, including $21.3 million in certain bonds issued by the Russian Federation. At August 28, 1999, all securities were classified as held-to-maturity and carried at cost. The realization of interest and principal is subject to credit and foreign exchange risks, including the convertibility of the currency. Accretion of the bond discount will not be recorded currently, and interest on the bonds, which carry a coupon of 14% payable semiannually, will be recognized when interest proceeds are converted into, and repatriated in, U.S. dollars.

     The tax basis in the bonds is $157.0 million greater than the book basis. The related tax benefit of approximately $60.0 million will be realized upon maturity or earlier disposition of the bonds. The Company has recognized the $60.0 million future tax benefit as a deferred tax asset in its financial statements, but has offset this asset with a $60.0 million valuation reserve until the actual benefit is reviewed, approved and realized. Accordingly, the transaction had no effect on the Company's results for the period ended August 28, 1999.

(4)  DISCONTINUED OPERATIONS

     On April 30, 1999, the Company completed the sale of its Mass-Market Cigar business to Swedish Match North America Inc., for $200 million in cash. A portion of the proceeds was used to prepay $54.8 million of bank debt and a $3.8 million equipment loan. The Company recorded a gain on the sale of $152.3 million ($94.4 million, or $3.48 per diluted share, after tax). The results of the Mass-Market Cigar business have been reported separately as discontinued operations and prior periods have been reclassified in the Condensed Consolidated Statement of Operations.

     Net sales and income from the discontinued operations are as follows:

                                           13 Weeks Ended       39 Weeks Ended
                                         ------------------   ------------------
                                         Aug. 28,  Aug. 29,   Aug. 28,  Aug. 29,
                                             1999      1998       1999      1998
                                         --------  --------   --------  --------
        Net sales......................   $    -    $21,506    $32,372   $64,233
        Operating profit...............        -      2,949      3,431     7,232
        Provision for income taxes.....        -      1,047      1,167     2,567
        Net income from
          discontinued operations......        -      1,902      2,264     4,665

     Net assets of discontinued operations at November 28, 1998 are summarized as follows:
                                                                       Nov. 28,
                                                                           1998
                                                                       --------
        Current assets, primarily inventory..........................   $10,867
        Property and equipment, net..................................    11,960
        Current liabilities..........................................    (2,164)
        Long-term debt...............................................    (1,195)
                                                                         ------
           Net assets of discontinued operations.....................   $19,468
                                                                         ======

     In connection with the sale of the Mass-Market Cigar business, the Company entered into a five year Supply Agreement with the buyer to supply tobacco for use in the Mass-Market Cigar operations. Under the Agreement, tobacco grown by General Cigar is sold at market value, and tobacco purchased from third parties is sold at the purchase price. General Cigar also receives interest calculated on the average balance of such tobacco in inventory.

(5)  MINORITY INTEREST IN PREFERRED STOCK OF SUBSIDIARY

     The $3.3 million of preferred stock of subsidiary represents 3,300 shares of convertible participating preferred stock issued by GCMM in connection with the acquisition of $21.3 million of long-term securities. The remaining investment in long-term securities was funded in cash. The preferred stock carries a coupon of 7% payable quarterly.

(6)  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", adopted in 1998, using the following data:

                                     13 Weeks Ended           39 Weeks Ended
                                 ----------------------   ----------------------
                                   Aug. 28,    Aug. 29,     Aug. 28,    Aug. 29,
                                       1999        1998         1999        1998
                                 ----------  ----------   ----------  ----------
Weighted average common
shares outstanding
for basic calculation..........  26,555,145  27,179,416   26,499,450  27,463,553
Add: Effect of stock options...     573,550     676,562      638,253     860,444
                                 ----------  ----------   ----------  ----------
Weighted average common shares
and equivalents outstanding....  27,128,695  27,855,978   27,137,703  28,323,997
                                 ==========  ==========   ==========  ==========

     The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 1,067,662 shares in the 1999 third quarter and 1,228,444 shares in the 1998 third quarter, because the options' exercise prices were greater than the average market price of the common shares.

(7)  STOCK REPURCHASE PROGRAM

     During 1998 and the 1999 first quarter, the Company repurchased 974,800 and 258,900 shares of Class A common stock for an aggregate of $8.3 million and $2.4 million, respectively, under its stock repurchase program. No shares were repurchased during the second and third quarters of 1999.

(8)  COMMITMENTS AND CONTINGENCIES

     The  Company   believes  that  the  outcome  of  currently   pending  legal
     proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position and results of operations.

(9)  RECLASSIFICATIONS

     Certain amounts in the prior period's financial statements have been reclassified to conform to the current periods' presentation.

(10) INVENTORIES

     Inventories consist of:
                                                            Aug. 28,    Nov. 28,
                                                                1999        1998
                                                            --------    --------
        Raw materials and supplies........................  $126,174    $108,327
        Work-in-process...................................     7,396       6,968
        Finished goods....................................    31,549      42,567
                                                             -------     -------
                                                            $165,119    $157,862
                                                             =======     =======

(11) USE OF ESTIMATES

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

(12) NEW ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 1999, the Company completed the sale of its Mass-Market Cigar business to Swedish Match North America Inc., for $200 million in cash. In addition, as part of the sale, the Company has entered into a five year Supply Agreement with the buyer to supply tobacco for use in the Mass-Market Cigar operations. Net proceeds from the sale were used to prepay $54.8 million of bank debt and a $3.8 million equipment loan, and provide funds for operations. The sale of the Mass-Market Cigar business significantly strengthened the Company's financial position.

As of August 28, 1999, cash and cash equivalents of $104.9 million included in the accompanying condensed consolidated balance sheet included principally money market funds and time deposits with maturities of 90 days or less, yielding approximately 5% annually. In June 1999, the Company invested $24.3 million in long-term securities, including $21.3 million in certain bonds issued by the Russian Federation. The face value of the bonds at the current exchange rate is approximately $94.0 million. Because of the deep discount on these bonds, any appreciation in their value that is realized upon disposal may significantly leverage the return on the investment. However, these are not investment grade securities and the realization of interest and principal is subject to credit and foreign exchange risks, including the convertibility of the currency. Accretion of the bond discount will not be recorded currently, and interest on the bonds, which carry a coupon of 14% payable semiannually, will be recognized when interest proceeds are converted into, and repatriated in, U.S. dollars.

The Company intends to hold the bonds to their maturity, September 2001. Accordingly, the bonds are included in the balance sheet in non-current assets at cost, which at August 28, 1999 was approximately equal to their market value.

The tax basis in the bonds is $157.0 million greater than the book basis. The related tax benefit of approximately $60.0 million will be realized upon maturity or earlier disposition of the bonds. The Company has recognized the $60.0 million future tax benefit as a deferred tax asset in its financial statements, but has offset this asset with a $60.0 million valuation reserve until the actual benefit is reviewed, approved and realized. Accordingly, the transaction had no effect on the Company's results for the period ended August 28, 1999.

The Company is considering a number of business investment options including acquisitions of select premium cigar brands, and expansion of its distribution and marketing activities, in both international and domestic markets. The Company also plans to complete purchases of approximately $34 million of tobacco over the next nine to twelve months, under earlier existing commitments. Tobacco commitments have been significantly curtailed effective with the 2000 crop year and such curtailment will continue until inventories are reduced to appropriate levels.

Net cash used in operating activities was $17.2 million in the nine months ended August 28, 1999 (the "1999 Period") compared to net cash of $15.3 million used in the nine months ended August 29, 1998 (the "1998 Period"). The higher use of cash from operating activities in the 1999 Period occurred largely as a result of lower income from continuing operations partially offset by changes in the balances of certain current assets and liabilities, excluding the effect of the sale of the Mass-Market Cigar business.

Inventory levels, particularly filler and binder tobacco, increased significantly in both the 1999 and 1998 Periods, but to a lesser extent in the 1999 Period. These increases were primarily attributable to the combination of lower cigar sales, and higher tobacco purchases which were initiated in response to the substantial increase in cigar sales in 1997 and early 1998. The Company has begun to curtail its tobacco purchases and its commitments for future supplies. As of August 28, 1999, the Company's raw materials and supplies include approximately $15 million of raw tobacco for use in the previously owned Mass-Market Cigar business, under the terms of the Supply Agreement. Accounts payable and accrued liabilities decreased $26.7 million during the 1999 Period principally as a result of lower purchases of raw tobacco. The decrease in accounts receivable during the 1999 Period was mainly the result of seasonal sales in the fourth quarter of 1998 and lower sales in the 1999 Period. Income taxes payable decreased by $1.0 million reflecting payments for income taxes during the 1999 Period.

Net cash provided by investing activities was $175.4 million in the 1999 Period compared to net cash of $11.6 million used in the 1998 Period. Investing activities in the 1999 Period include proceeds of $200 million from the sale of the Mass-Market Cigar business, $21.0 million of purchases of long-term securities, and $3.6 million of purchases of property and equipment including expenditures to complete the computer system replacement project. In the 1998 Period, investing activities consisted of purchases of property and equipment.

Net cash used in financing activities was $57.3 million in the 1999 Period compared to net cash of $20.0 million provided in the 1998 Period. The financing activities in the 1999 Period included a $58.6 million prepayment of outstanding debt and repurchase of the Company's Class A common shares for $2.4 million. Prepayment of outstanding debt was funded by the cash proceeds from the sale of the Company's Mass-Market Cigar business. As of August 28, 1999, 1,233,700 shares at an aggregate cost of $10.7 million, representing approximately 4.5% of the outstanding shares, had been repurchased under a repurchase program announced by the Company's Board of Directors on May 21, 1998. This program has authorized the purchase of up to 5% of the Company's common stock from time to time in open market transactions. No shares were repurchased during the second and third quarters of 1999.

The Company's working capital increased to $215.5 million at August 28, 1999, from $163.3 million at November 28, 1998, principally due to net proceeds from the sale of the Company's Mass-Market Cigar business. As a result of the sale of the Mass-Market Cigar business, the Company reduced its previous commitment under the revolving line of credit from $92.5 million to $50.0 million and terminated its related interest rate swap agreements with commercial banks.

Based on its current cash position and existing credit facility, management believes the Company has adequate financial resources to meet its expected business requirements.

RESULTS OF OPERATIONS

Three Month and Nine Month Periods Ended August 28, 1999 as Compared to Three Month and Nine Month Periods Ended August 29, 1998

In the third quarter of 1999, the Company reported income from continuing operations of $5.4 million, or $0.20 per diluted share, compared with $3.1 million, or $0.11 per diluted share, for the prior years' third quarter. For the nine month period, income from continuing operations was $10.2 million, or $0.38 per diluted share, compared with $14.8 million, or $0.52 per diluted share, for the prior years' nine month period. Prior periods have been reclassified to reflect the results of the Company's Mass-Market Cigar business as income from discontinued operations.

Net sales decreased 7.6%, or $3.2 million, to $38.7 million in the third quarter of 1999 ("1999 Third Quarter") from $41.9 million in the third quarter of 1998 ("1998 Third Quarter"). Net sales in the 1999 Period were $107.9 million, a decrease of 20.1% compared to net sales of $135.2 million in the 1998 Period. These decreases reflected a lower unit sales compared to higher sales in the 1998 Period when customers continued to purchase cigars in excess of demand in order to avoid potential short supply. Management believes that the significantly lower decline in net sales during the 1999 Third Quarter compared to the decline in the 1999 Period reflects a decrease in this down trend.

Gross profit decreased 10.4%, or $2.3 million to $20.0 million in the 1999 Third Quarter from $22.3 million in the 1998 Third Quarter. Gross margin decreased to 51.6% in the 1999 Third Quarter from 53.2% in the 1998 Third Quarter. The decrease in gross margin reflected a change in sales mix and the effect of relatively higher costs of raw materials. In the 1999 Period, gross profit decreased 22.2%, or $15.7 million to $55.2 million from $70.9 million in the 1998 Period. Gross margin also decreased to 51.2% in the 1999 Period from 52.5% in the 1998 Period.

Selling, general and administrative expenses ("SG&A") decreased to $13.4 million in the 1999 Third Quarter from $16.4 million in the 1998 Third Quarter. For the 1999 Period, SG&A expenses decreased to $40.6 million from $45.5 million in the 1998 Period. As a percentage of net sales, SG&A expenses were 34.7% and 37.7%, in the 1999 Third Quarter and 1999 Period, respectively, compared to 39.1% and 33.6%, in the 1998 Third Quarter and 1998 Period. The reductions in SG&A expenses reflect primarily certain nonrecurring expenses included in the 1998 Period and expense reduction initiatives undertaken during the 1999 Period. The increase in SG&A expenses as a percentage of net sales in the 1999 Period reflect primarily the effect of lower sales.

Operating profit increased 10.4%, or $0.6 million, to $6.5 million in the 1999 Third Quarter from $5.9 million in the 1998 Third Quarter primarily as a result of lower SG&A expenses. Operating margin increased to 16.8% from 14.1% in the 1999 Third Quarter. In the 1999 Period, operating profit was $14.6 million, or 13.5% of net sales, as compared to $25.5 million, or 18.9% of net sales, in the 1998 Period.

Interest income in the 1999 Third Quarter and the 1999 Period relates to cash invested in highly liquid investments as a result of the completion of the sale of the Company's Mass-Market Cigar business.

Interest expense decreased to $0.3 million in the 1999 Third Quarter from $1.3 million in the 1998 Third Quarter. For the 1999 Period, interest expense decreased to $2.0 million from $3.2 million in the 1998 Period. The decreases reflect lower average borrowings during 1999 as a result of prepaying $58.6 million of outstanding debt.

The provision for income taxes was $2.8 million in the 1999 Third Quarter as compared to $1.7 million in the 1998 Third Quarter. For the 1999 Period income tax provision was $5.3 million as compared to $8.1 million in the 1998 Period. The lower effective tax rate of 34.0% in 1999 compared to 35.5% in 1998 reflects an increase in earnings in lower tax jurisdictions.

The gain of $94.4 million, net of taxes, on the sale of discontinued operations is comprised of proceeds less transaction and disposition costs.

As a result of the changes described above, income from continuing operations in the 1999 Third Quarter increased 72.1% to $5.4 million compared to $3.1 million in the 1998 Third Quarter. Excluding the results of discontinued operations, income from continuing operations for the 1999 Period was $10.2 million, a decrease of 30.9% from net income of $14.8 million in the 1998 Period. Net income in the 1999 Third Quarter increased 6.8% to $5.4 million, or $0.20 per diluted share, compared to $5.0 million, or $0.18 per diluted share, for the prior years' third quarter, which included $1.9 million, or $0.07 per diluted share, for the discontinued operations. For the 1999 Period, net income was $106.9 million, or $3.94 per diluted share, compared with $19.5 million, or $0.69 per diluted share, for the prior years' nine month period, which included $4.7 million, or $0.17 per diluted share, for the discontinued operations. The 1999 Period results reflect a $94.4 million net gain, or $3.48 per diluted share, on the sale of the Company's Mass-Market Cigar business and $2.3 million in net income, or $0.08 per diluted share, from this business.

YEAR 2000 COMPLIANCE

The Company is addressing the Year 2000 issue by both replacing and modifying its existing critical computer systems. In 1997, the Company began a company wide system replacement project with Oracle Corporation to install a new Enterprise Resource Planning ("ERP") system. The implementation and testing of the new Oracle ERP system has been substantially completed. Substantially all of the Company's critical computer systems have been tested and are Year 2000 compliant. Final implementation and testing of the remaining systems are scheduled to be completed during the fourth quarter of 1999. The Company has satisfactorily completed a company wide review of the remaining non-critical systems, including hardware, software and control systems.

The cost of the Oracle ERP system will be approximately $7 million. Through the 1999 Third Quarter, $6.5 million has been incurred on this project. The cost of the modifications for its non-critical systems is not expected to be material. The Company has communicated with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Most of those contacted have indicated that they have Year 2000 readiness programs or they anticipate being Year 2000 compliant on or before December 31, 1999. The Company is continuing to assess the progress of its critical business partners in reaching Year 2000 readiness.

The Company currently believes that its efforts to address the Year 2000 issue should be successful. However, a failure of critical third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company's Year 2000 Program includes the development of contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be sufficient to address all problems that may arise.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

Refer to Market Risk in the Management's Discussion and Analysis section included in the Company's Annual Report to Shareholders for the fiscal year ended November 28, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS

      The exhibit listed in the following table has been filed as part of this Report.

      EXHIBIT
      NUMBER                      DESCRIPTION OF EXHIBIT
      --------------------------------------------------------------------------

      27        Financial Data Schedule for the 13 Weeks ended August 28, 1999
                  (for Commission use only)


(b)  REPORTS ON FORM 8-K

      No Report on Form 8-K was filed during the quarter for which this Report is filed.

                          GENERAL CIGAR HOLDINGS, INC.


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GENERAL CIGAR HOLDINGS, INC.

Date:  October 5, 1999                    By: /s/ Joseph C. Aird
                                              ------------------
                                              Joseph C. Aird
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Acting Controller

                          GENERAL CIGAR HOLDINGS, INC.

                                  EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
--------------------------------------------------------------------------------

    27        Financial Data Schedule for the 13 Weeks ended August 28, 1999
                (for Commission use only)