Form 10-Q/A
period 1999-05-29
GENERAL CIGAR HOLDINGS INC
filed 2000-02-25
CIK 1029456

================================================================================
________________________________________________________________________________

                                 AMENDMENT NO. 1
                                       TO

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

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS (UNAUDITED):
  -------------------------------------------
     Condensed Consolidated  Statement of Operations for the
       13 Weeks ended May 29, 1999 and May 30, 1998 and for
       the 26 Weeks ended May 29, 1999 and May 30, 1998............     Page 3

     Condensed Consolidated Balance Sheet as
       of May 29, 1999 and November 28, 1998.......................     Page 4

     Condensed Consolidated Statement of Cash Flows for the
       26 Weeks ended May 29, 1999 and May 30, 1998................     Page 5

     Condensed Consolidated Statement of Stockholders' Equity
       for the 26 Weeks ended May 29, 1999.........................     Page 6

     Notes to Consolidated Financial Statements....................     Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  -----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS....................     Page 11
            -----------------------------------

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
  -------------------------------------------------
            ABOUT MARKET RISK......................................     Page 14
            -----------------


PART II.  OTHER INFORMATION:


  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     Page 15
  -------------------------------------------------------------

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


EXHIBIT INDEX......................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      (in thousands except per share data)
                                   (Unaudited)


                                            13 WEEKS ENDED      26 WEEKS ENDED
                                           ----------------    ----------------
                                           MAY 29,  MAY 30,    MAY 29,  MAY 30,
                                              1999     1998       1999     1998
                                           -------  -------    -------  -------
NET SALES................................  $49,109  $68,248   $101,604 $135,985
Cost of goods sold.......................   26,195   36,322     53,996   71,108
                                            ------   ------    -------  -------

GROSS PROFIT.............................   22,914   31,926     47,608   64,877
Selling, general and
  administrative expenses................   18,406   20,617     36,099   40,980
                                            ------   ------    -------   ------

OPERATING PROFIT.........................    4,508   11,309     11,509   23,897
Gain on sale of business (Note3).........  152,261       -     152,261       -
Nonoperating income......................      103      206        210      370
Interest income..........................      745       47        745       93
Interest expense.........................      547    1,073      1,646    1,952
                                           -------   ------    -------   ------
Income before provision
  for income taxes.......................  157,070   10,489    163,079   22,408
Provision for income taxes...............   59,495    3,723     61,538    7,955
                                           -------   ------    -------   ------

NET INCOME...............................  $97,575  $ 6,766   $101,541  $14,453
                                            ======   ======    =======   ======


Basic net income per share...............   $ 3.68   $ 0.24     $ 3.84   $ 0.52
                                             =====    =====      =====    =====
Weighted average common
  shares outstanding.....................   26,488   27,621     26,472   27,606
                                            ======   ======     ======   ======

Diluted net income per share.............   $ 3.60   $ 0.24     $ 3.74   $ 0.51
                                             =====    =====      =====    =====
Weighted average common shares
   and equivalents outstanding...........   27,120   28,444     27,142   28,558
                                            ======   ======     ======   ======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                              MAY 29,   NOV. 28,
                          ASSETS                                 1999      1998
                                                             --------   -------
CURRENT ASSETS:
   Cash and cash equivalents...............................  $143,334    $3,985
   Receivables, less allowance of $831 (1998-- $1,327).....    27,289    39,666
   Inventories.............................................   151,207   157,862
   Other current assets....................................    10,183     7,852
                                                              -------   -------
           TOTAL CURRENT ASSETS............................   332,013   209,365
Property and equipment, net................................    58,246    76,809
Intangible assets, net, principally
  trademarks and goodwill..................................    69,342    71,170
Other assets...............................................     1,562     1,959
                                                              -------   -------
           TOTAL ASSETS....................................  $461,163  $359,303
                                                              =======   =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities................   $42,164   $41,518
   Long-term debt due within one year......................       229     1,457
   Income taxes............................................    59,020     3,087
                                                              -------   -------
           TOTAL CURRENT LIABILITIES.......................   101,413    46,062
Long-term debt.............................................    10,465    66,291
Accrued retirement benefits................................    13,025    12,892
Deferred income taxes......................................    10,333     9,852
Other noncurrent liabilities...............................    10,808     9,033
                                                              -------   -------
           TOTAL LIABILITIES...............................   146,044   144,130
                                                              -------   -------
Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01 -- authorized:
     20,000,000 shares;  Issued: none......................        -         -
   Class B common stock, par value $0.01 -- authorized:
     25,000,000 shares; Issued: 13,735,892 shares
     (1998 -- 13,997,799 shares)...........................       137       140
   Class A common stock, par value $0.01 -- authorized:
     50,000,000 shares; Issued: 14,052,953 shares
     (1998 -- 13,635,050 shares)...........................       141       136
   Additional paid-in capital..............................   166,407   165,598
   Retained earnings.......................................   159,143    57,602
                                                              -------   -------
                                                              325,828   223,476
   Less: Cost of Class A common stock held in treasury,
         1,233,700 shares (1998-- 974,800 shares)..........   (10,709)   (8,303)
                                                              -------   -------
           TOTAL STOCKHOLDERS' EQUITY......................   315,119   215,173
                                                              -------   -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......  $461,163  $359,303
                                                              =======   =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                               26 WEEKS ENDED
                                                             ------------------
                                                              MAY 29,   MAY 30,
                                                                 1999      1998
                                                             --------   -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income..............................................  $101,541   $14,453
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Gain on sale of business...............................  (152,261)       -
    Depreciation and amortization..........................     4,926     4,253
    Changes in assets and liabilities net
    of effects from the Sale:
      Decrease in accounts receivable......................    11,809    12,683
      Increase in inventories..............................    (6,844)  (35,018)
      Decrease in accounts payable
        and accrued liabilities............................   (12,451)   (6,475)
      Increase in income taxes payable.....................    54,918       169
      Increase in deferred income taxes....................       329     1,592
      Other, net...........................................    (1,416)     (249)
                                                              -------    ------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...       551    (8,592)
                                                              -------    ------

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of business..........................   200,000        -
   Additions to property and equipment.....................    (3,918)  (10,178)
                                                              -------    ------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...   196,082   (10,178)
                                                              -------    ------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net (repayment) borrowing under
     revolving credit facility.............................   (51,000)   15,000
   Purchase of treasury stock..............................    (2,406)   (2,422)
   Payments of other debt..................................    (4,330)     (483)
   Proceeds from exercise of stock options.................       452       129
                                                              -------    ------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...   (57,284)   12,224
                                                              -------    ------

Net increase (decrease) in cash and cash equivalents.......   139,349    (6,546)
Cash and cash equivalents at beginning of period...........     3,985     8,976
                                                              -------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $143,334   $ 2,430
                                                              =======    ======

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOWS  INFORMATION:
Cash paid during the year for:
   Interest................................................  $  1,778   $ 1,794
   Income taxes............................................  $  4,320   $ 6,094


See Notes to Consolidated Financial Statements.

                                 PART I (Cont.)


                          GENERAL CIGAR HOLDINGS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)



                                          Class B              Class A
                                       Common Stock         Common Stock       Additional                              Total
                                    ------------------   ------------------     Paid-in     Retained    Treasury   Stockholders'
                                    Shares      Amount   Shares      Amount     Capital     Earnings      Stock       Equity
                                    ----------  ------   ----------  ------     -------     --------      -----       ------
BALANCE AT NOVEMBER 28, 1998.....   13,997,799    $140   13,635,050    $136    $165,598      $57,602    $(8,303)    $215,173

Exercise of stock options........           -       -       155,996       2         450           -          -           452
Exchange of shares...............     (261,907)     (3)     261,907       3          -            -          -            -
Tax benefit arising from
  exercise of employee
  stock options..................           -       -            -       -          359           -          -           359
Purchase of treasury stock.......           -       -            -       -           -            -      (2,406)      (2,406)
Net income.......................           -       -            -       -           -       101,541         -       101,541
                                    ----------     ---   ----------     ---     -------      -------     ------      -------
BALANCE AT MAY 29, 1999..........   13,735,892    $137   14,052,953    $141    $166,407     $159,143   $(10,709)    $315,119
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


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands except per share data)
                                   (Unaudited)


(1)  INTERIM FINANCIAL PRESENTATION

     General Cigar Holdings Inc., hereby amends its report on Form 10-Q for the 13 weeks ended May 29, 1999 as filed with the SEC on July 13, 1999 in order to revise Items 1 and 2 of Part I (Financial Information) to reflect the sale of the Registrants' Mass-Market Cigar business within continuing operations as opposed to presenting the sale as a discontinued operation in accordance with APB Opinion No. 30: "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as was previously reported. Accordingly, the amounts previously reported for 1999 as income from discontinued operations of $2.3 million, net of income taxes of $1.1 million, and gain on sale of discontinued operations of $94.4 million, net of income taxes of $57.9 million, have been reclassified to continuing operations as follows: (i) Net sales $32.4 million, (ii) Cost of goods sold $20.0 million, (iii) Selling, general and administrative expense $8.9 million, and (iv) Gain on sale of business $152.3 million. This reclassification has no impact on previously reported net income or earnings per share.

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

     As used in these Notes, references to the "Company" mean General Cigar Holdings, Inc. and its direct and indirect subsidiaries: General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), GCMM Co., Inc. ("GCMM"), Club Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectively "Club Macanudo"), and 387 PAS Corp. ("387 PAS"). The accompanying financial statements reflect the results of operations of these businesses for all of the periods presented. The operations of Club Macanudo, which operates cigar bars in New York City and Chicago, and 387 PAS, which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

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

(3)  GAIN ON SALE OF BUSINESS

     On April 30, 1999, the Company sold its Mass-Market Cigar business to Swedish Match North America Inc., for $200 million in cash. A portion of the proceeds was used to prepay $54.8 million of bank debt and a $3.8 million equipment loan. The Company recorded a gain on the sale of $152.3 million ($94.4 million, or $3.48 per diluted share, after tax).

     Net sales and operating profit from the Mass-Market Cigar business are as follows:

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


     Net assets of Mass-Market Cigar business at November 28, 1998 are summarized as follows:

                                                                       Nov. 28,
                                                                           1998
                                                                       --------
        Current assets, primarily inventory..........................   $10,867
        Property and equipment, net..................................    11,960
        Current liabilities..........................................    (2,164)
        Long-term debt...............................................    (1,195)
                                                                         ------
           Net assets of Mass-Market Cigar business..................   $19,468
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

(4)  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", adopted in 1998, using the following data:

                                     13 WEEKS ENDED          26 WEEKS ENDED
                                ----------------------   ----------------------
                                   MAY 29,     MAY 30,      MAY 29,     MAY 30,
                                      1999        1998         1999        1998
                                ----------  ----------   ----------  ----------
Weighted average common
shares outstanding
for basic calculation.........  26,487,626  27,620,694   26,471,603  27,605,621
Add: Effect of stock options..     632,574     823,732      670,605     952,386
                                ----------  ----------   ----------  ----------
Weighted average common shares
outstanding, adjusted for
diluted calculation...........  27,120,200  28,444,426   27,142,208  28,558,007
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

(8)  INVENTORIES

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

(10) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recognized at fair value as either assets or liabilities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact, if any, of adopting SFAS No. 133.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 1999, the Company sold its Mass-Market Cigar business to Swedish Match North America Inc., for $200 million in cash (the "Mass-Market Sale"). In addition, as part of the sale, the Company has entered into a five year Supply Agreement with the buyer to supply tobacco for use in the Mass-Market Cigar operations. Net proceeds from the sale were used to prepay $54.8 million of bank debt and a $3.8 million equipment loan, and provide funds for operations. The Mass-Market Sale significantly strengthened the Company's financial position.

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

Net cash provided by operating activities was $0.6 million in the six months ended May 29, 1999 (the "1999 Period") compared to net cash used of $8.6 million in the six months ended May 30, 1998 (the "1998 Period"). The cash provided in the 1999 Period compared with the use of cash in the 1998 Period reflected principally an increase in income taxes payable offset by the gain on the Mass-Market Sale and a lower increase in inventories which more than offset the decrease in accounts payable and accrued liabilities compared to the 1998 Period. In response to the substantial increase in cigar demand in 1997 and early 1998, the Company increased its purchases of filler and binder tobacco needed for making high quality premium cigars. The combination of lower cigar sales and the higher tobacco purchases has resulted in the increase in inventories of raw tobacco. The Company has begun to curtail its tobacco purchases and its commitments for future supplies. Accounts receivable decreased $11.8 million during the 1999 Period principally as a result of seasonal sales in the fourth quarter of 1998 and lower sales in the 1999 Period.

Net cash provided by investing activities was $196.1 million in the 1999 Period compared to net cash of $10.2 million used in the 1998 Period. Investing activities in the 1999 Period include proceeds of $200 million from the Mass-Market Sale and $3.9 million of purchases of property and equipment including purchases of software to complete the computer system replacement project. In the 1998 Period, investing activities consisted of purchases of property and equipment.

Net cash used in financing activities was $57.3 million in the 1999 Period compared to net cash of $12.2 million provided in the 1998 Period. The financing activities in the 1999 Period included a $58.6 million prepayment of outstanding debt and repurchase of the Company's Class A common shares for $2.4 million. Prepayment of outstanding debt was funded by the cash proceeds from the Mass-Market Sale.

As of May 29, 1999, 1,233,700 shares at an aggregate cost of $10.7 million, representing approximately 4.5% of the then outstanding shares, had been repurchased under a repurchase program announced by the Company's Board of Directors on May 21, 1998. This program has authorized the purchase of up to 5% of the Company's common stock from time to time in open market transactions. No shares were repurchased during the 1999 second quarter.

The Company's working capital increased to $230.6 million at May 29, 1999, from $163.3 million at November 28, 1998, principally due to net proceeds from the Mass-Market Sale.

As a result of the Mass-Market Sale, the Company reduced its previous commitment under the revolving line of credit from $92.5 million to $50.0 million and terminated its related interest rate swap agreements with commercial banks.

Based on its current cash position and existing credit facility, management believes the Company has adequate financial resources to meet its expected business requirements.

RESULTS OF OPERATIONS

Three Month and Six Month Periods Ended May 29, 1999 as Compared to Three Month and Six Month Periods Ended May 30, 1998.

Net sales decreased 28.0%, or $19.1 million, to $49.1 million in the second quarter of 1999 ("1999 Second Quarter") from $68.2 million in the second quarter of 1998 ("1998 Second Quarter"). Net sales in the 1999 Period were $101.6 million, a decrease of 25.3% compared to net sales of $136.0 million in the 1998 Period. These decreases were partially attributable to the effect of the Mass-Market Sale. Excluding the effect of the Mass-Market Sale, decreases in net sales reflected a slow-down in the growth of demand for cigars and the higher sales in the 1998 Period when customers continued to purchase cigars in excess of demand in order to avoid potential short supply.

Gross profit decreased 28.2%, or $9.0 million to $22.9 million in the 1999 Second Quarter from $31.9 million in the 1998 Second Quarter. Gross margin was 46.7% in the 1999 Second Quarter compared to 46.8% in the 1998 Second Quarter. In the 1999 Period, gross profit decreased 26.6%, or $17.3 million to $47.6 million from $64.9 million in the 1998 Period. Gross margin also decreased to 46.9% in the 1999 Period from 47.7% in the 1998 Period. The decline in gross profit was partially the result of the Mass-Market Sale. Excluding the effect of the Mass-Market Sale, gross margin decreased to 51.0% in the 1999 Period compared to 52.2% in the 1998 Period. The decrease in gross margin reflected lower unit sales of large premium cigars and the effect of relatively higher costs of raw materials.

Selling, general and administrative expenses ("SG&A") decreased to $18.4 million in the 1999 Second Quarter from $20.6 million in the 1998 Second Quarter. For the 1999 Period, SG&A expenses decreased to $36.1 million from $41.0 million in the 1998 Period. As a percentage of net sales, SG&A expenses were 37.5% and 35.5%, in the 1999 Second Quarter and 1999 Period, respectively, compared to 30.2% and 30.1%, in the 1998 Second Quarter and 1998 Period, respectively. The increases in SG&A expenses as a percentage of net sales reflect the effect of lower sales and higher marketing expenses and higher selling expenses associated with new marketing and selling initiatives.

Operating profit decreased 60.1%, or $6.8 million, to $4.5 million in the 1999 Second Quarter from $11.3 million in the 1998 Second Quarter primarily as a result of lower sales. Operating margin decreased to 9.2% from 16.6% in the 1999 Second Quarter. In the 1999 Period, operating profit was $11.5 million, or 11.3% of net sales, as compared to $23.9 million, or 17.6% of net sales, in the 1998 Period.

Interest expense decreased to $0.5 million in the 1999 Second Quarter from $1.1 million in the 1998 Second Quarter. For the 1999 Period, interest expense decreased to $1.6 million from $2.0 million in the 1998 Period. This decrease was due to lower average borrowings during the 1999 Second Quarter as a result of prepaying $58.6 of outstanding debt.

The provision for income taxes was $59.5 million in the 1999 Second Quarter as compared to $3.7 million in the 1998 Second Quarter. For the 1999 Period income tax provision was $61.5 million as compared to $8.0 million in the 1998 Period. This increase mainly reflect a $57.9 million income tax provision for the Mass-Market Sale partially offset by a lower effective tax rate of 34.0% in 1999 compared to 35.5% in 1998. The lower effective tax rate reflects an increase in earnings in lower tax jurisdictions.

In the 1999 Second Quarter, the Company's results included a gain of $152.3 million from the Mass-Market Sale. The gain is comprised of proceeds less transaction and disposition costs.

As a result of the changes described above, net income for the 1999 Second Quarter was $97.6 million compared to $6.8 million in the 1998 Second Quarter. Net income for the 1999 Period was $101.5 million compared to $14.5 million in the 1998 Period.

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

      On April 19, 1999, the Company filed a report on Form 8-K, reporting under Items 5, 7(b) and 7(c), disclosing pro forma financial information prior to the discussion of the sale of General Cigar's mass-market cigar business and the presentation of such pro forma financial information at the Annual Meeting of Shareholders of the Company on April 20, 1999.

      On May 10, 1999, the Company filed a report on Form 8-K,  reporting  under
      Item 2 and 7(c), disclosing that on April 30, 1999, the sale of General Cigar's mass-market cigar business was completed.

                          GENERAL CIGAR HOLDINGS, INC.


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GENERAL CIGAR HOLDINGS, INC.

Date:  February 25, 2000                  By: /s/ Joseph C. Aird
                                              ------------------
                                              Joseph C. Aird
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Acting Controller

                          GENERAL CIGAR HOLDINGS, INC.

                                  EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
--------------------------------------------------------------------------------

    27        Financial Data Schedule for the Second Quarter of 1999
                (for Commission use only)