Form 10-Q/A
period 1999-08-28
GENERAL CIGAR HOLDINGS INC
filed 2000-02-25
CIK 1029456

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


EXHIBIT INDEX......................................................     Page E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      (in thousands except per share data)
                                   (Unaudited)


                                           13 WEEKS ENDED       39 WEEKS ENDED
                                         ------------------   ------------------
                                         AUG. 28,  AUG. 29,   AUG. 28,  AUG. 29,
                                             1999      1998       1999      1998
                                         --------  --------   --------  --------

NET SALES...............................  $38,698   $63,398   $140,302  $199,383
Cost of goods sold......................   18,747    32,441     72,743   103,549
                                           ------    ------    -------   -------

GROSS PROFIT............................   19,951    30,957     67,559    95,834
Selling, general and
  administrative expenses...............   13,442    22,113     49,541    63,093
                                           ------    ------    -------   -------

OPERATING PROFIT........................    6,509     8,844     18,018    32,741
Gain on sale of business (Note 4).......       -         -     152,261        -
Nonoperating income.....................       88       145        298       515
Interest income.........................    1,833        34      2,588       127
Interest expense........................      317     1,251      1,973     3,203
                                           ------    ------    -------   -------
Income before provision
  for income taxes......................    8,113     7,772    171,192    30,180
Provision for income taxes..............    2,758     2,759     64,296    10,714
                                           ------    ------    -------   -------

NET INCOME..............................  $ 5,355   $ 5,013   $106,896  $ 19,466
                                           ======    ======    =======   =======


Basic net income per share..............   $ 0.20    $ 0.18     $ 4.03    $ 0.71
                                           ======    ======     ======    ======
Weighted average common
  shares outstanding....................   26,555    27,179     26,500    27,464
                                           ======    ======     ======    ======

Diluted net income per share............   $ 0.20    $ 0.18     $ 3.94    $ 0.69
                                           ======    ======     ======    ======
Weighted average common shares
  and equivalents outstanding...........   27,129    27,856     27,138    28,324
                                           ======    ======     ======    ======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)
                                   (Unaudited)
                                                            ________   ________
                                                            AUG. 28,   NOV. 28,
                          ASSETS                                1999       1998
                                                            --------   --------
CURRENT ASSETS:
  Cash and cash equivalents...............................  $104,864   $  3,985
  Receivables, less allowance of $1,109  (1998-- $1,327)..    26,854     39,666
  Inventories.............................................   165,119    157,862
  Other current assets....................................     8,939      7,852
                                                             -------    -------
           TOTAL CURRENT ASSETS...........................   305,776    209,365
Property and equipment, net...............................    59,051     76,809
Intangible assets, net,
  principally trademarks and goodwill.....................    68,684     71,170
Investments...............................................    24,250         -
Other assets..............................................     1,009      1,959
                                                             -------    -------
           TOTAL ASSETS...................................  $458,770   $359,303
                                                             =======    =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities................  $ 36,168   $ 41,518
  Long-term debt due within one year......................       220      1,457
  Income taxes............................................    53,875      3,087
                                                             -------    -------
           TOTAL CURRENT LIABILITIES......................    90,263     46,062
Long-term debt............................................    10,447     66,291
Accrued retirement benefits...............................    12,629     12,892
Deferred income taxes.....................................    10,877      9,852
Other noncurrent liabilities..............................    10,780      9,033
                                                             -------    -------
           TOTAL LIABILITIES..............................   134,996    144,130
                                                             -------    -------
Minority interest in preferred stock of subsidiary........     3,300         -
                                                             -------    -------
Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 -- authorized:
    20,000,000 shares; Issued: none.......................        -          -
  Class B common stock, par value $0.01 -- authorized:
    25,000,000 shares; Issued: 13,682,147 shares
    (1998 -- 13,997,799 shares)...........................       137        140
  Class A common stock, par value $0.01 -- authorized:
    50,000,000 shares; Issued: 14,106,698 shares
    (1998 -- 13,635,050 shares)...........................       141        136
  Additional paid-in capital..............................   166,407    165,598
  Retained earnings.......................................   164,498     57,602
                                                             -------    -------
                                                             331,183    223,476
  Less:  Cost of Class A common stock held in treasury,
         1,233,700 shares (1998-- 974,800 shares).........   (10,709)    (8,303)
                                                             -------    -------
           TOTAL STOCKHOLDERS' EQUITY.....................   320,474    215,173
                                                             -------    -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....  $458,770   $359,303
                                                             =======    =======

See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                               39 WEEKS ENDED
                                                            -------------------
                                                            AUG. 28,   AUG. 29,
                                                                1999       1998
                                                            --------    -------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income.............................................  $106,896    $19,466
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
    Gain on sale of business..............................  (152,261)        -
    Depreciation and amortization.........................     6,761      6,498
    Changes in assets and liabilities net
    of effects from the Sale:
      Decrease in accounts receivable.....................    12,244     14,948
      Increase in inventories.............................   (20,756)   (52,326)
      Decrease in accounts payable
        and accrued liabilities...........................   (24,483)    (1,886)
      Increase in income taxes payable....................    55,798      1,019
      Increase in deferred income taxes...................       873      2,144
      Other, net..........................................       (22)    (1,672)
                                                             -------     ------
    NET CASH (USED IN) OPERATING ACTIVITIES...............   (14,950)   (11,809)
                                                             -------     ------

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of business.........................   200,000         -
   Purchase of marketable securities......................   (20,950)        -
   Additions to property and equipment....................    (5,910)   (15,044)
                                                             -------     ------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...   173,140    (15,044)
                                                             -------     ------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net (repayment) borrowing under
     revolving credit facility............................   (51,000)    27,000
   Purchase of treasury stock.............................    (2,406)    (6,638)
   Payments of other debt.................................    (4,357)      (514)
   Proceeds from exercise of stock options................       452        129
                                                             -------     ------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...   (57,311)    19,977
                                                             -------     ------

Net increase (decrease) in cash and cash equivalents......   100,879     (6,876)
Cash and cash equivalents at beginning of period..........     3,985      8,976
                                                             -------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $104,864    $ 2,100
                                                             =======     ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest...............................................   $ 2,104    $ 3,027
   Income taxes...........................................   $12,124    $ 7,421
Non-cash transaction:
   Issuance of subsidiary preferred
     stock in exchange for marketable securities..........   $ 3,300    $    -


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


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands except per share data)
                                   (Unaudited)



(1)  INTERIM FINANCIAL PRESENTATION

     General Cigar Holdings, Inc., the Registrant, hereby amends its report on Form 10-Q for the 13 weeks ended August 28, 1999 as filed with the SEC on October 5, 1999 in order to revise Items 1 and 2 of Part I (Financial Information) to reflect the sale of the Registrants' Mass-Market Cigar business within continuing operations as opposed to presenting the sale as a discontinued operation in accordance with APB Opinion No. 30: "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as was previously reported. Accordingly, the amounts previously reported for 1999 as income from discontinued operations of $2.3 million, net of income taxes of $1.1 million, and gain on sale of discontinued operations of $94.4 million, net of income taxes of $57.9 million, have been reclassified to continuing operations as follows: (i) Net sales $32.4 million, (ii) Cost of goods sold $20.0 million, (iii) Selling, general and administrative expense $8.9 million, and (iv) Gain on sale of business $152.3 million. This reclassification has no impact on previously reported net income or earnings per share.

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

(3)  INVESTMENTS

     During the third quarter of 1999, the Company invested $24.3 million in marketable securities, including $21.3 million in certain bonds issued by the Russian Federation. At August 28, 1999, all securities were classified as held-to-maturity and carried at cost. The realization of interest and principal is subject to credit and foreign exchange risks, including the convertibility of the currency. Accretion of the bond discount will not be recorded currently, and interest on the bonds, which carry a coupon of 14% payable semiannually, will be recognized when interest proceeds are converted into, and repatriated in, U.S. dollars.

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

(4)  GAIN ON SALE OF BUSINESS

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

(5)  MINORITY INTEREST IN PREFERRED STOCK OF SUBSIDIARY

     The $3.3 million of preferred stock of subsidiary represents 3,300 shares of convertible participating preferred stock issued by GCMM in connection with the acquisition of $21.3 million of marketable securities. The remaining investment in marketable securities was funded in cash. The preferred stock carries a coupon of 7% payable quarterly.

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

As of August 28, 1999, cash and cash equivalents of $104.9 million included in the accompanying condensed consolidated balance sheet included principally money market funds and time deposits with maturities of 90 days or less, yielding approximately 5% annually. In June 1999, the Company invested $24.3 million in marketable securities, including $21.3 million in certain bonds issued by the Russian Federation. The face value of the bonds at the current exchange rate is approximately $94.0 million. Because of the deep discount on these bonds, any appreciation in their value that is realized upon disposal may significantly leverage the return on the investment. However, these are not investment grade securities and the realization of interest and principal is subject to credit and foreign exchange risks, including the convertibility of the currency. Accretion of the bond discount will not be recorded currently, and interest on the bonds, which carry a coupon of 14% payable semiannually, will be recognized when interest proceeds are converted into, and repatriated in, U.S. dollars.

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

Net cash used in operating activities was $15.0 million in the nine months ended August 28, 1999 (the "1999 Period") compared to net cash of $11.8 million used in the nine months ended August 29, 1998 (the "1998 Period"). The higher use of cash from operating activities in the 1999 Period occurred largely as a result of lower operating profit partially offset by changes in the balances of certain current assets and liabilities, excluding the effect of the Mass-Market Sale and higher net interest income.

Inventory levels, particularly filler and binder tobacco, increased significantly in both the 1999 and 1998 Periods, but to a lesser extent in the 1999 Period. These increases were primarily attributable to the combination of lower cigar sales, and higher tobacco purchases which were initiated in response to the substantial increase in cigar sales in 1997 and early 1998. The Company has begun to curtail its tobacco purchases and its commitments for future supplies. As of August 28, 1999, the Company's raw materials and supplies include approximately $15 million of raw tobacco for use in the previously owned Mass-Market Cigar business, under the terms of the Supply Agreement. Accounts payable and accrued liabilities decreased $24.5 million during the 1999 Period principally as a result of lower purchases of raw tobacco. The decrease in accounts receivable during the 1999 Period was mainly the result of seasonal sales in the fourth quarter of 1998 and lower sales in the 1999 Period. Income taxes payable increased by $55.8 million reflecting the provision for income taxes on the Mass-Market Sale offset by payments made during the 1999 Period.

Net cash provided by investing activities was $173.1 million in the 1999 Period compared to net cash of $15.0 million used in the 1998 Period. Investing activities in the 1999 Period include proceeds of $200 million from the Mass-Market Sale, $21.0 million of purchases of marketable securities, and $5.9 million of purchases of property and equipment including expenditures to complete the computer system replacement project. In the 1998 Period, investing activities consisted of purchases of property and equipment.

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

RESULTS OF OPERATIONS

Three Month and Nine Month Periods Ended August 28, 1999 as Compared to Three Month and Nine Month Periods Ended August 29, 1998.

Net sales decreased 39.0%, or $24.7 million, to $38.7 million in the third quarter of 1999 ("1999 Third Quarter") from $63.4 million in the third quarter of 1998 ("1998 Third Quarter"). Net sales in the 1999 Period were $140.3 million, a decrease of 29.6% compared to net sales of $199.4 million in the 1998 Period. These decreases were largely attributable to the effect of the Mass-Market Sale. Excluding the effect of the Mass-Market Sale, decreases in net sales reflected a lower unit sales compared to higher sales in the 1998 Period when customers continued to purchase cigars in excess of demand in order to avoid potential short supply. Management believes that the significantly lower decline in net sales during the 1999 Third Quarter compared to the decline in the 1999 Period reflects a decrease in this downward trend.

Gross profit decreased 35.6%, or $11.0 million, to $20.0 million in the 1999 Third Quarter from $31.0 million in the 1998 Third Quarter. Gross margin increased to 51.6% in the 1999 Third Quarter from 48.8% in the 1998 Third Quarter. In the 1999 Period, gross profit decreased 29.5%, or $28.2 million to $67.6 million from $95.8 million in the 1998 Period. Gross margins were stable at 48.2% in the 1999 Period as compared to 48.1% in the 1998 Period. The decline in gross profit was largely the result of the Mass-Market Sale. Excluding the effect of the Mass-Market Sale, gross margin decreased to 51.2% in the 1999 Period compared to 52.5% in the 1998 Period. The decrease in gross margin reflected a change in sales mix and the effect of relatively higher costs of raw materials.

Selling, general and administrative expenses ("SG&A") decreased to $13.4 million in the 1999 Third Quarter from $22.1 million in the 1998 Third Quarter. For the 1999 Period, SG&A expenses decreased to $49.5 million from $63.1 million in the 1998 Period. As a percentage of net sales, SG&A expenses were 34.7% and 35.3%, in the 1999 Third Quarter and 1999 Period, respectively, compared to 34.9% and 31.6%, in the 1998 Third Quarter and 1998 Period. The reductions in SG&A expenses reflect primarily the effect of the Mass-Market Sale, certain nonrecurring expenses included in the 1998 Period and expense reduction initiatives undertaken during the 1999 Period. The increase in SG&A expenses as a percentage of net sales in the 1999 Period reflect primarily the effect of lower sales.

Operating profit decreased 26.4%, or $2.3 million, to $6.5 million in the 1999 Third Quarter from $8.8 million in the 1998 Third Quarter primarily as a result of lower SG&A expenses. Operating margin increased to 16.8% from 13.9% in the 1999 Third Quarter. In the 1999 Period, operating profit was $18.0 million, or 12.8% of net sales, as compared to $32.7 million, or 16.4% of net sales, in the 1998 Period.

Interest income in the 1999 Third Quarter and the 1999 Period relates to cash invested in highly liquid investments, with the proceeds from the Mass-Market Sale.

Interest expense decreased to $0.3 million in the 1999 Third Quarter from $1.3 million in the 1998 Third Quarter. For the 1999 Period, interest expense decreased to $2.0 million from $3.2 million in the 1998 Period. These decreases reflect lower average borrowings during 1999 as a result of prepaying $58.6 million of outstanding debt.

The provision for income taxes was $2.8 million in the 1999 Third Quarter as compared to $2.8 million in the 1998 Third Quarter. For the 1999 Period income tax provision was $64.3 million as compared to $10.7 million in the 1998 Period. This increase mainly reflect a $57.9 million income tax provision for the Mass-Market Sale partially offset by a lower effective tax rate of 34.0% in 1999 compared to 35.5% in 1998. The lower effective tax rate reflects an increase in earnings in lower tax jurisdictions.

In the 1999 Period, the Company's results included a gain of $152.3 million from the Mass-Market Sale. The gain is comprised of proceeds less transaction and disposition costs.

As a result of the changes described above, net income increased 6.8% to $5.4 million compared to $5.0 million in the 1998 Third Quarter. Net income for the 1999 Period was $106.9 million compared with $19.5 million in the 1998 Period. Period.

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