Form 10-K
period 1999-11-27
GENERAL CIGAR HOLDINGS INC
filed 2000-02-25
CIK 1029456

================================================================================
________________________________________________________________________________

                                    FORM 10-K
                                 _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ............ to ............
                                 _______________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Class A Common Stock, $0.01 par value        New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$253,000,000 approximately, based on the closing sales price on the New York Stock Exchange on February 22, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 22, 2000 Class A Common Stock: 13,561,883 shares; Class B Common Stock: 13,477,517 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Items comprising the Part III information hereof will be filed as an amendment to this Form 10-K under cover of Form 8 not later than March 24, 2000 and such information is incorporated by reference from such filing.
________________________________________________________________________________

================================================================================

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

     General Cigar markets its cigars under a number of well-known brand names including the Macanudo, Partagas, Punch, Hoyo de Monterrey, El Rey Del Mundo, Temple Hall, Cohiba, Canaria d'Oro, Cifuentes and Ramon Allones brands. General Cigar also is the exclusive U.S. distributor of French made Djeep disposable lighters, and it operates Club Macanudo cigar bars in New York City and Chicago.

     General Cigar is a grower and supplier of Connecticut Shade tobacco grown on its own farms and used in making Macanudo, Temple Hall, and other cigars .The Connecticut Shade tobacco used for wrapper on General Cigar's cigars is sent to the Dominican Republic from Connecticut for curing and fermentation, after which it is shipped back to the U.S. for aging. After aging for one year, the bales of Connecticut Shade are returned to the Dominican Republic for an additional period of fermentation, and are then sent back to the U.S. a second time for additional aging before being shipped to General Cigar's cigar manufacturing facilities in the Dominican Republic and Jamaica. Approximately 37% of General Cigar's Connecticut Shade tobacco is sold to third parties including Swedish Match North America, Inc. ("SMNA"), as a result of the sale to SMNA of the Company's mass market cigar business. See Note 1 on page F-6 to the Consolidated Financial Statements.

     In January 1997, the Company acquired Villazon & Company. See Note 1 on page F-6 to the Consolidated Financial Statements.

     On January 20, 2000 General Cigar announced that it had signed a Merger Agreement with Swedish Match AB. See Note 17 on page F-21 to the Consolidated Financial Statements and the Preliminary Proxy Statement and other documents filed by General Cigar on Form 8-K on January 21, 2000.

SALES AND MARKETING

     General Cigar sells its cigar products throughout the U.S. to over 1,500 customers, consisting of wholesale distributors, tobacconists, specialty retailers and consumer catalogue retailers. In 1999, 1998 and 1997, sales to one customer, 1-800 J.R. Tobacco Company, were approximately $26.2 million, $41.7 million and $30.3 million, or 14.4%, 15.4% and 11.5% of General Cigar's net sales, respectively.


     General Cigar employs a direct sales force to develop and service its sales to wholesalers, distributors, and tobacconists. General Cigar's sales force focuses on the sale and promotion of premium cigars with tobacconists, cigar clubs, restaurants, premium cigar distributors and other specialty retailers. General Cigar's sales force operates nationally with account coverage structured geographically to provide for close relationships with local customers. In 1999 General Cigar introduced the 5 Star General Plan, a sales incentive plan designed to increase General Cigar's market share within the premium cigar classes of trade. In November 1999 the Villazon and General Cigar sales organizations were combined.

     In April 1999 General Cigar entered into a distribution agreement with SMNA whereby SMNA was engaged to act as distributor for General Cigar's Don Sebastian brand cigars as well as for selected General Cigar premium cigar products to certain customers in the mass-market classes of trade.

     General Cigar actively pursues innovative outlets for marketing its premium cigars to the luxury goods consumer, such as golf pro shops and upscale wine shops. General Cigar also has developed a program through which it markets cigars and cigar menus to restaurants. General Cigar also provides a wide variety of cigar merchandising fixtures and point-of-sales support to its retailers. These fixtures help to maintain an attractive in-store product presentation and to improve shelf space and positioning of General Cigar's brands.

     General Cigar advertises its cigar products in cigar specialty magazines, such as Cigar Aficionado and Smoke, as well as general magazines targeted to an upscale adult audience, such as Fortune, Forbes and Golf Digest as well as its website, www.cigarworld.com. General Cigar has continued to spend substantial sums for marketing and advertising in order to continue to build the brand recognition of its premium cigar brands, as well as to support new product introductions. In recent years General Cigar has brought to market a broad array of new products and brand extensions primarily in connection with its brand-oriented cigar marketing, including limited edition cigars under the Partagas 150 and multi-year Macanudo Vintage offerings. In 1998 the Company reintroduced Bolivar and introduced Don Sebastian, Macanudo Robust and Hoyo de Monterrey Seleccion Royale. In 1999 the Company introduced Macanudo Maduro and the Partagas Serie "S" brand of five new shapes.

     In October 1997, the Company acquired DB International Marketing, Ltd., a U.K. based cigar distribution company, which previously was a customer of the Company and was subsequently renamed General Cigar International ("GCI"). Sales of General Cigar's cigar products outside of the U.S. currently are not material, GCI has begun to focus on Germany, France, Spain, China, Russia and certain countries in South America, as well as duty free markets worldwide. General Cigar was the first U.S. cigar maker to receive approval from the government of China to market and sell its products in that country. General Cigar already has begun distributing premium cigars in China.

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


     MACANUDO                                      TEMPLE HALL
     PARTAGAS                                      DON SEBASTIAN
     PUNCH                                         EL REY DEL MUNDO
     HOYO DE MONTERREY                             CANARIA D'ORO
     COHIBA                                        BOLIVAR
     CIFUENTES                                     BELINDA
     EXCALIBUR                                     BANCES
     RAMON ALLONES


     General Cigar vigorously defends its trademarks from their improper use by others, including the manufacturers and distributors of infringing and counterfeit cigars. In December 1997 General Cigar was issued a preliminary injunction by a U.S. District Court against Global Direct Marketing, a New York company distributing cigars which infringed General Cigar's Cohiba brand. It also successfully prosecuted a similar action against a California distributor in 1999. See also "Legal Proceedings - Other Litigation" for a discussion of other proceedings related to General Cigar's Cohiba brand.

RAW MATERIALS

     General Cigar has strong relationships with tobacco suppliers and is continuing to develop its commercial and technical ties with local growers to secure a variety of sources for raw materials, ensure the quality of its raw materials and maximize cost savings.

     The most important material in the manufacture of cigars is properly aged tobacco. Arrangements for the procurement of tobacco typically are made before the time the tobacco is planted and approximately three to four years before the tobacco will be manufactured into cigars. General Cigar buys tobacco directly from a large number of suppliers worldwide and does not believe that it is dependent on any single source for tobacco. General Cigar is a leading grower and supplier of Connecticut Shade tobacco, which is used in making Macanudo and Temple Hall cigars. General Cigar has an extensive seed development program to improve the wrapper tobacco characteristics.

COMPETITION

     General Cigar is the largest manufacturer and marketer in the U.S. in both units and dollar sales of brand name premium cigars. General Cigar's main competitors in the branded and private label premium markets include Davidoff, Fuente, and Consolidated Cigar Holdings Inc. In addition, the increased demand for cigars in 1993-1997 and the relatively low barriers to entry have led to many new entrants in the premium cigar manufacturing business. Reports have indicated that many of these new entrants ceased their manufacturing operations in 1998 and 1999.

     Within the past year two of the Company's major competitors were acquired by multi-national tobacco companies with substantial resources. Consolidated Cigar was acquired by Seita, SA, the former French tobacco monopoly, and Havatampa was acquired by Tabacalera, SA, the former Spanish tobacco monopoly. Tabacalera also acquired the rights to the Romeo & Julieta premium brand and cigar manufacturing operations in Honduras and the Dominican Republic. In December 1999 Seita and Tabacalera merged to form Altadis SA, a new entity.

     Recently Habanos, SA, the Cuban government's cigar marketing and sales entity, announced that it was selling 50% of its shares to Altadis for $500,000,000. General Cigar noted the strong financial ties each of the merging companies had to Cuba and the brands and distribution power the merged company, Altadis, would have in the United States. It is impossible to predict the effect upon competition in the U.S. of a reopening of trade with Cuba, if and when that should happen.

THE TOBACCO INDUSTRY

     REGULATION

     Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Federal law requires states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the purchase of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the recent increase in popularity and visibility of cigars has led to an increase in the regulation of cigars. A variety of bills relating to tobacco issues have been introduced in recent sessions of the U.S. Congress, and various state legislatures, including bills that would have: (i) prohibited or restricted the advertising and promotion of all tobacco products or restricted or eliminated the deductibility of such advertising expenses, (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins, (iii) banned self service displays of all tobacco products, (iv) shifted regulatory control of tobacco products and advertisements, (v) substantially increased tobacco excise taxes and (vi) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases.

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

     Cigarette manufacturers mounted a court challenge to the FDA's existing statutory authority to regulate tobacco and, after a United States District Court found that the FDA was not precluded from such regulatory authority in general but was prohibited from restricting advertising or promotion of tobacco products, appealed the matter to the United States Court of Appeals for the Fourth Circuit. In 1998, the Court of Appeals reversed the District Court decision and held that the FDA has no jurisdiction to regulate tobacco. The FDA petitioned the United States Supreme Court and a decision is expected later this year.

     In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the Attorneys General of several states to recoup Medicare and Medicaid expenses. In November 1998, they signed the Master Settlement Agreement ("MSA") with the Attorneys General pursuant to which they agreed to pay significant amounts annually and to observe certain marketing restrictions. The Company is not a party to the MSA and is unable to determine whether or to what extent it may be affected by changes in the marketing of tobacco products resulting from the MSA.

     A significant portion of General Cigar's Djeep lighter sales has been to cigarette manufacturers who sell or give away such lighters with their brands printed on them. The MSA prohibits such marketing activities and will have a material adverse effect on this portion of General Cigar's Djeep lighter business although some manufacturers plan to continue the sales and giveaways without using their brands.

     The FDA considered asserting jurisdiction over little cigars in 1995. It declined to do so in the final rule issued in 1996 principally because the FDA concluded that little cigars were not used significantly by teenagers. In May 1997 the Center for Disease Control ("CDC") issued a widely publicized report that has come most often to be cited for the claim that "more than a quarter of the nation's teenagers have smoked a cigar in the past year." While General Cigar does not produce little cigars and believes the incidence of youth usage of cigars has been exaggerated, the CDC report (and subsequent research) is being cited as justification for extending legislation to all cigars, and for FDA jurisdiction of all cigars.

     In addition, the majority of states restrict or prohibit smoking in certain public places. Local legislative and regulatory bodies also have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the sales or operations of General Cigar. Numerous proposals also have been considered at the state and local level regulating point of sale placement and promotions.

     California requires "clear and reasonable" warnings to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. As a result, all of General Cigar's cigar packaging has, since 1989, contained the following: "WARNING: This Product Contains/Produces Chemicals Known to the State of California to Cause Cancer, and Birth Defects or Other Reproductive Harm". On October 6, 1999, a new California statute was enacted that will, effective September 1, 2000, require use of one of three rotating warnings on each retail package of cigars shipped for distribution in California. In Massachusetts regulations mandating three rotating warning labels on machine made cigars and advertising in Massachusetts for all cigars were scheduled to go into effect February 1, 2000 but were stayed by an Appellate Court at least until a hearing in April 2000. See "Litigation." In addition, Texas and Minnesota have recently passed ingredient, additive and/or nicotine disclosure laws applicable to cigars.

     Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. In late 1999 Congress instructed the Federal Trade Commission ("FTC") to develop health warning labels for cigar packaging and advertising. The goal is the adoption of uniform, national health warnings in lieu of diverse and often conflicting warnings in the states such as discussed above. Recently the FTC proposed entering into Agreements Containing Consent Orders with cigar manufacturers such as General Cigar. The three warnings, which would be rotated on cigar packaging and advertising, as specified by the FTC, were as follows: "WARNING: Regular cigar smoking can cause cancers of the mouth and throat, even if you do not inhale" "WARNING: Inhaling cigar smoke can cause lung cancer. The more deeply you inhale, the greater your risk" and "WARNIING:
Cigars are not a safe alternative to cigarettes". The FTC warning scheme would extend to point of sale advertising and electronic media such as radio, television and the internet. The Company has not decided whether it will sign the FTC Consent Order and cannot predict whether sufficient other cigar companies will sign to satisfy the FTC's requirement of having sufficient manufacturers parties to the FTC Consent Orders. In addition, the "Cigars Are No Safe Alternative Act", reintroduced in Congress in 1999, contains a provision which would require the FDA to develop a warning label for cigars.

     General Cigar believes that its customers are adults who are aware of the risks involved with smoking any tobacco product, including cigars. Moreover, all of General Cigar's product packages have contained the warning required by California referred to above for approximately 10 years. Nevertheless, it is impossible for General Cigar to predict the effect upon the sales of its cigars, if any, resulting from the adoption of the warning label scheme in the FTC Consent Orders.

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

     In 1998 the National Cancer Institute issued a report describing statistical and other research into cigars and health. The report and subsequent reports have been widely publicized and could affect pending and future tobacco regulation and litigation. In February 2000 the Journal of the National Cancer Institute reported on studies by the American Cancer Society and the Centers for Disease Control and Prevention which concluded, according to the Cancer Society press release, that "cigars increase lung cancer risk five-fold."

     Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on General Cigar's results of operations, cash flows or financial condition.

     LITIGATION

     Historically, the cigar industry has experienced less health-related litigation than the cigarette and smokeless tobacco industries have experienced.

     Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought by individual states or other entities that provide payments for medical services generally to recover medical costs allegedly attributable to tobacco-related illnesses. The last of these categories have for the most part been settled by the MSA although new similar actions by the Federal Government have been announced. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution.

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

     EXCISE TAXES

     Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 18.06% of the manufacturer's selling price, capped at $42.50 per thousand cigars. Virtually all of the Company's cigars qualify as large cigars.

     Based on scheduled increases to the federal excise tax on cigarettes, which result in proportionate tax increases to the federal excise tax on all other tobacco products, the tax on large cigars is scheduled to be raised to 20.71% and capped at $48.75 per thousand large cigars on January 1, 2002.

     The Clinton administration recently proposed additional increases in the federal excise tax on cigarettes which, if enacted as proposed, would proportionately increase the tax on large cigars by approximately an additional 64.1% over the already scheduled increases. In addition the administration has proposed accelerating the effective date of the scheduled January 1, 2002 increase to become effective October 1, 2000. General Cigar believes that the enactment of significantly increased excise taxes could have a material adverse effect on the business of the Company. General Cigar is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

     Tobacco products also are subject to certain state and local taxes. As evidenced by the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's health and development concerns at the state level exert pressure to increase tobacco taxes. Proposition 10, which became effective on January 1, 1999, raised the tax on cigars in California from 26.17% of the manufacturer's selling price to 61.53%.

     The number of states that impose excise taxes on cigars is currently 44. Of the states without tobacco taxes, a proposal to add such taxes is pending in West Virginia. State cigar excise taxes are not subject to caps similar to the federal excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

EMPLOYEES

     General Cigar employs approximately 4,000 full-time plus an additional 1,000 seasonal employees. At present, employees at General Cigar's Kingston, Jamaica location are represented by two unions, the Trade Union Congress ("TUC") which represents production and maintenance workers, and the Bustamante International Trade Union ("BITU"), which represents supervisors and office and clerical employees. General Cigar's contract with TUC expires in September, 2001. The contract with BITU expires June 30, 2002.

     In addition, employees at General Cigar's Villazon & Company facility in Tampa, Florida are represented by the Cigar Makers' Union Local 533 of the Retail, Wholesale and Department Store Union AFL-CIO-CLC. General Cigar has reached a tentative settlement regarding its previously reported dispute with the Union Trustees and the sellers of the Villazon & Company business relating to the Union's multi-employer pension fund. No other employees of General Cigar are represented by unions. General Cigar believes that its relations with its employees are satisfactory.



ITEM 2. PROPERTIES

     LAND HOLDINGS

     General Cigar owns approximately 1,100 acres of land in the Connecticut River Valley used in its tobacco growing operations. In addition, General Cigar is leasing for a ten-year period approximately 500 acres of arable land in Connecticut from its former affiliate Griffin Land & Nurseries, Inc. ("Griffin"). Griffin at its option may terminate the lease as to 100 acres annually and has notified General Cigar of its intention to terminate as to 100 acres effective December, 2000.

     PRINCIPAL PROPERTIES

     As of February 22, 2000, the principal properties owned or leased (most leases are subject to renewal) by General Cigar for use in its business included:

                         Owned        Lease
Location                 or           Expiration  Nature of               Approximate
                         Leased       Date        Operations              Floor Space(1)
------------------------------------------------------------------------------------
New York, New York       Owned(2)     N/A         Executive               210,000
                                                  Offices-New York
                                                  Headquarters

New York, New York       Leased       8/31/05     Club                    5,000
                                                  Macanudo-Cigar Bar

Kingston, Jamaica, W.I.  Owned        N/A         Cigar Manufacturing     119,000


Dothan, Alabama          Leased       11/1/01     Cigar Warehousing       33,807

Hatfield,                Owned        N/A         Tobacco Warehouse       81,000
Massachusetts

Santiago,                Leased (3)   10/31/01    Tobacco                 447,330
Dominican   Republic                              Processing, Cigar
                                                  Manufacturing &
                                                  Storage

Dominican Republic       Leased       9/15/01     Tobacco Growing         80 acres

Bloomfield,              Leased       11/30/07    General Cigar Co.,      40,330
Connecticut                                       Inc. Bloomfield
                                                  Headquarters

Bloomfield,              Owned        N/A         Warehouse               30,000
Connecticut

Suffield,                Owned        N/A         Tobacco Growing         204.8 acres
Connecticut

Ellington,               Owned        N/A         Tobacco Growing         202 acres
Connecticut

Granby, Connecticut      Owned        N/A         Tobacco Growing         449.3 acres

Woking, England          Leased       12/9/2018   Office                  1,352


San Pedro Sula,          Owned        N/A         Manufacturing &         6.9 acres
Honduras                                          Distribution            (entire site)


San Pedro Sula,          Leased       3/31/02     Offices                 421 square meters
Honduras

Danli, Honduras          Owned        N/A         Manufacturing &         5,500
                                                  Distribution            square meters

Tampa, Florida           Owned        N/A         Executive Offices,      57,500
                                                  Manufacturing &
                                                  Distribution

Upper Saddle River,      Leased       12/31/00    Sales &                 21,500
New Jersey                                        Distribution

Chicago, Illinois        Leased       9/31/01     Club                    11,000
                                                  Macanudo-Cigar Bar

-------------------------

(1)  In square feet, except where indicated.

(2) General Cigar uses approximately 25,000 square feet. The balance is leased or available for lease.

(3) Subsidiaries of General Cigar lease property in Santiago, Dominican Republic for its cigar manufacturing, tobacco processing and tobacco warehousing operations. These operations are conducted in several different facilities which are subject to 8 different leases. The leases have expiration dates ranging from 2001 to 2003 and each is subject to a renewal option. General Cigar subleases 70,000 square feet of these facilities to Shade Leaf Processors.


     General Cigar believes that its existing manufacturing facilities and distribution centers are adequate for the current level of General Cigar's operations and that its facilities are well maintained and in substantial compliance with environmental laws and regulations.

     General Cigar believes its efforts to address the Year 2000 computer problems were successful. See Year 2000 Compliance in Item 7.



ITEM 3.  LEGAL PROCEEDINGS

     TOBACCO LITIGATION

     General Cigar is a party to lawsuits incidental to its business. The three actions against the Company in Florida previously reported have been dismissed.

     On July 28, 1998, The People of the State of California, et al. v. General Cigar Co., Inc. et al. was filed in Superior Court of the State of California against the Company and nine other manufacturers of cigars and pipe tobacco. The plaintiffs, the City of San Jose California and an individual represented by the Lexington Law Group, alleged that the defendants violated California's Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning "to chemicals known to the State of California to cause cancer and/or reproductive toxicity"), and (b) thereby engaging in fraudulent and unfair business practices. On October 25, 1999 the Superior Court ruled that the plaintiffs claims against the Company and several other defendants are barred by res judicata and collateral estoppel effects of a consent judgement the Company had entered into with the California Attorney General in 1988. In addition to the foregoing, the Company has received inquiries from several of its customers that do business in California asking the Company to defend and indemnify them concerning claims asserted by another Proposition 65/Unfair Competition Act plaintiff.

     On July 1, 1999 the Company and six other major cigar manufacturers as well as a Boston tobacconist filed a complaint in the United States District Court for the District of Massachusetts seeking to enjoin the Attorney General of Massachusetts from enforcing certain state regulations governing cigar advertising, cigar warning labels and the manner in which cigars could be sold, Consolidated Cigar Corp. et.al. v. Thomas F. Reilly. On January 24, 2000 the
District Court granted summary judgement in favor of the Company on its challenge to the ban on indoor retail cigar advertising below five feet and on its challenge to the restrictions placed on cigar advertisements on the Internet an in national magazines. However, the District Court denied the Company's additional challenges to certain other advertising restrictions and labeling requirements. On January 27, 2000 the United States Court of Appeals for the First Circuit granted the Company's motion to stay certain of the regulations. A hearing is scheduled for April 2000.

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

     OTHER LITIGATION

     Empressa Cubana Del Tabaco ("Cubatabaco") filed a petition in 1997 in the United States Patent and Trademark Office ("USPTO") to cancel General Cigar's two United States trademark registrations of the name Cohiba for use in connection with cigars. Cubatabaco's petition was filed in response to the USPTO's anticipated rejection of its attempt to register its Cohiba trademark in the United States. Subsequently, Cubatabaco filed suit against General Cigar in U.S. District Court to preliminarily and permanently enjoin General Cigar's sales of Cohiba cigars and for monetary damages. General Cigar believes its Cohiba registrations were properly issued by the USPTO and are valid and that it owns the exclusive right to use the Cohiba mark in the United States. General Cigar will vigorously defend its rights and registrations in these proceedings. Both proceedings have been suspended by agreement of the parties as the parties negotiate a possible settlement of the dispute. The parties have agreed to numerous extensions which the Court has approved. The Court has notified the parties, however, that the current extension, until June 10, 2000, will be the final extension. General Cigar's sales of Cohiba cigars represent a small percentage of its cigar sales.

     General Cigar believes that the outcome of pending legal proceedings in the aggregate will not have a material adverse effect on General Cigar's results of operations or consolidated financial position. There can be no assurance, however, that General Cigar will not experience material health-related litigation in the future. For a discussion of litigation affecting the tobacco industry in general, see "ITEM 1 - Business- The Tobacco Industry - Litigation".


--------------------------------------------------------------------------------

  FORWARD LOOKING STATEMENTS: Certain matters discussed within this Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for and consumption of cigars, (ii) an inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) additional governmental regulation of tobacco or further tobacco litigation, (v) enactment of new or significant increases in existing excise taxes, (vi) political and/or economic instability in foreign countries where the Company has operations and (vii) other risks and uncertainties set forth in the Company's other filings with the Securities and Exchange Commission.

--------------------------------------------------------------------------------



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II



ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

     The following are the high and low closing prices of the Class A common shares of the Company as traded on the New York Stock Exchange from the February 28, 1997 date of commencement of public trading (NYSE: MPP) through the Company's fiscal year end on November 27, 1999.


           1st Quarter       2nd Quarter        3rd Quarter      4th Quarter
          HIGH     LOW      HIGH     LOW       HIGH     LOW      HIGH    LOW
--------------------------------------------------------------------------------
1997      23       22 1/8   29 5/8   20 3/8    31 3/4   21 3/8   33 1/4   20 1/4
1998      23 9/16  15 1/4   18 9/16  9 15/16   11       5 7/8    10 7/16  5 1/2
1999      10 1/4   7 1/8    10 1/2   7 3/16    8 3/8    6 1/16   7 1/2    5 5/8

     No cash dividends have been declared.

     The Company's Class B common shares convert automatically to Class A shares upon sale. The Class B and Class A common shares are identical except that the Class B shares have 10 votes each and the Class A shares have 1 vote each. (See "Note 17: Subsequent Event" of the Notes to Consolidated Financial Statements)

     On February 22, 1999 the approximate number of record holders of Common Stock (of Class A and Class B shares) of General Cigar (including Culbro holders who have not yet tendered their Culbro shares for exchange) was approximately 915 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price of the Class A Common Stock as quoted on the New York Stock Exchange on such date was $14 13/16 per share.



ITEM 6 - SELECTED FINANCIAL DATA

     The following selected financial data of the Company for the fiscal years 1995 through 1999 has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


(dollars in thousands except per share data)        1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------------------------
Net sales ..................................... $182,266    $271,185    $262,833    $154,676    $124,033
Special charges ...............................       -        8,227          -        3,600          -
Operating profit ..............................   23,566      40,139      59,959      20,243      17,624
Gain on sale of business ......................  142,318          -           -           -           -
Gain on insurance settlement ..................       -        3,753          -           -        2,586
Net income ....................................  106,562      25,815      36,064      12,407      11,324
Diluted net income per share ..................     3.92        0.92        1.26        0.44        0.40

Working capital ...............................  277,755     163,303     133,129      65,121      43,632
Property and equipment, net ...................   60,185      76,809      67,489      52,507      46,492
Total assets ..................................  445,170     359,303     320,205     145,042     113,655
Long-term debt ................................   10,259      66,291      47,540      11,079      11,352



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On April 30, 1999, the Company sold of its Mass-Market Cigar business to Swedish Match North America Inc. ("SMNA"), for $204.5 million in cash (the "Mass-Market Sale"). In addition, as part of the Mass-Market Sale, the Company has entered into a five year Supply Agreement with the buyer to supply tobacco for use in the Mass-Market Cigar operations. Net proceeds from the Mass-Market Sale were used to prepay $54.8 million of bank debt and a $3.8 million equipment loan, and provide funds for operations. The Mass-Market Sale significantly strengthened the Company's financial position.

     As of November 27, 1999, cash and cash equivalents of $111.9 million included in the accompanying consolidated balance sheet included principally money market funds and time deposits with maturities of 90 days or less, yielding approximately 5% annually. The Company has invested some of the proceeds from the Mass-Market Sale in certain marketable securities, principally Ruble denominated bonds of the Russian Federation. At November 27, 1999 the bonds, which mature at various dates in 2000 through 2004, and carry coupon rates ranging from 7% to 15%, are classified as investments held-to-maturity and are included in the Consolidated Balance Sheet in marketable securities at a cost of $21.3 million. Of this amount, $12.8 million are included in current assets and $8.4 million are included in noncurrent assets. The realization of interest and principal is subject to credit and foreign exchange risks, including the convertibility of the currency. Accretion of bond discount is not being recorded currently, and interest which is paid semi-annually is being recorded when proceeds are converted and repatriated in U.S. dollars. The 1999 fourth quarter results included interest income of $1.7 million representing the realization of approximately 78.8 million Rubles of interest for approximately one quarter.

     The investments are managed by an investment management company which monitors the market, provides advice, and arranges for the repatriation of proceeds and negotiates the sale or exchange of Rubles or the securities.

     The bonds are traded in Rubles on the Moscow Interbank Currency Exchange (MICEX). The prices on the MICEX do not reflect the U.S. dollar value of the bonds offshore, where there is no organized market. An independent valuation of the market value of the bonds at November 27, 1999 was approximately $26 million. However, the value of these bonds is significantly impacted by shifts in economic and political conditions in Russia. Accordingly, the actual amount realized may be greater or less than this amount.

     At the time of the investment, the tax basis of the bonds was $157 million greater than the book basis, resulting in a $60 million deferred tax benefit. In the fourth quarter, the Company realized $47.7 million of the $60 million deferred tax benefit. (See "Note 5: Income Taxes" of the Notes to Consolidated Financial Statements)

     The remaining $3.5 million of marketable securities are classified as investments available-for-sale. These investments, which consist of private equity funds holding primarily publicly traded securities of Russian corporations, are recorded at market value. At November 27, 1999, gross unrealized gains were $0.6 million. Such unrealized gains are excluded from earnings and reported, net of the related income tax effect, as a separate component of stockholders' equity until realized.

     Net cash used in operating activities was $10.4 million in 1999 compared to $0.3 million provided in 1998. The higher use of cash from operating activities in 1999 occurred largely as a result of lower operating profit partially due to the Mass-Market Sale. The lower operating profit was partially offset by changes in the balances of certain current assets and liabilities, excluding the effect of the Mass-Market Sale, and higher net interest income.

     The increases in inventory were primarily attributable to the combination of lower cigar sales, and higher tobacco purchases which were initiated in response to the substantial increase in cigar sales in 1997 and early 1998. The Company has curtailed its tobacco purchases and its commitments for future supplies. The Company has commitments for approximately $34 million of tobacco to be delivered to the Company, principally in 2000. Accounts payable and accrued liabilities decreased $21.8 million during 1999 principally as a result of lower purchases of raw tobacco. Accounts receivable decreased $7.3 million during 1999 as a result of cash receipts from higher sales in the fourth quarter of 1998. Changes in income taxes payable, deferred taxes and Other, net include principally a tax reserve of $47.7 million. (See "Note 5: Income Taxes" of the Notes to Consolidated Financial Statements)

     Net cash provided by investing activities was $175.8 million in 1999 compared to net cash of $15.4 million used in 1998. Investing activities in 1999 included proceeds of $204.5 million from the Mass-Market Sale, $21.5 million of purchases of marketable securities, and $7.2 million of purchases of property and manufacturing equipment including expenditures to complete the computer system replacement project. In 1998, investing activities consisted of $19.4 million for additions to property and equipment partially offset by proceeds of $4.0 million from settlement of an insurance claim relating to a 1994 fire.

     Net cash used in financing activities was $57.5 million in 1999 compared to net cash of $10.2 million provided in 1998. The financing activities in 1999 included a $58.6 million prepayment of outstanding debt and repurchase of the Company's Class A common shares for $2.4 million. Prepayment of outstanding debt was funded by the cash proceeds from the Mass-Market Sale. As of November 27, 1999, 1,233,700 shares at an aggregate cost of $10.7 million, representing approximately 4.5% of the then outstanding shares, had been repurchased under a repurchase program announced by the Company's Board of Directors on May 21, 1998. This program had authorized the purchase of up to 5% of the Company's common stock from time to time in open market transactions.

     The Company's working capital increased to $277.8 million at November 27, 1999, from $163.3 million at November 28, 1998, principally due to net proceeds from the Mass-Market Sale. As a result of the Mass-Market Sale, the Company reduced its previous commitment under the revolving line of credit from $92.5 million to $50.0 million and terminated its related interest rate swap agreements.

     Based on its current projections of cash flows and credit facility, management believes the Company has adequate financial resources to meet its expected business requirements.

     On January 19, 2000,  the Company  entered  into an  Agreement  and Plan of
Merger (the "Merger Agreement") with Swedish Match AB ("Swedish Match") and Swedish Match's wholly owned subsidiary, SM Merger Corporation ("Merger Sub"). The Merger Agreement provides that upon satisfaction of certain conditions, Merger Sub will merge into the Company with the Company surviving the merger (the "Merger"). The Merger will result in Swedish Match owning a 64% interest in the Company. Pursuant to the Merger Agreement, each share of common stock of the Company owned by the public will be purchased for $15.25 per share in cash. The Cullman family has agreed to sell approximately one third of their holdings to Swedish Match for $15.00 per share in cash immediately prior to the Merger pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). The Cullman family, which has managed the Company since 1961, will own the remaining 36% of the Company following the Merger and will continue to manage the Company. The Merger requires the approval of the Company's stockholders, including the vote of a majority of the Class A shares, other than those held by the Cullman family, voting separately as a class. The Cullman family has agreed pursuant to a voting agreement with Swedish Match (the "Voting Agreement") to vote all of their Class B shares in their capacities as stockholders in favor of the Merger and against any competing offer for a period of eighteen months in the event of a termination of the Merger Agreement. The Board of Directors of the Company unanimously approved the Merger based upon the unanimous recommendation of a special committee of independent directors.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales decreased 32.8%, or $88.9 million, to $182.3 million in 1999 from $271.2 million in 1998. The decrease in net sales was largely attributable to the effect of the Mass-Market Sale. Excluding the effect of the Mass-Market Sale, net sales decreased $36.4 million. The decrease in net sales reflects lower sales of cigars, raw tobacco and lighters of $22.2 million, $9.1 million, and $5.1 million, respectively.

     Gross profit decreased 35.9%, or $48.2 million, to $86.0 million in 1999 from $134.2 million in 1998. Gross margin decreased to 47.2% in 1999 from 49.5% in 1998. The decline in gross profit was largely the result of the Mass-Market Sale. Excluding the effect of the Mass-Market Sale, gross profit declined 25.9% to $73.7 million, or 49.2% of net sales, from $99.5 million, or 53.4% of net sales, in 1998. These decreases reflected a change in sales mix, the effect of relatively higher costs of raw materials, and a sales decline in all categories.

     Selling, general and administrative expenses ("SG&A") decreased to $62.4 million in 1999 from $85.9 million in 1998. As a percentage of net sales, SG&A expenses were 34.3% in 1999 as compared to 31.7% in 1998. The reduction in SG&A expenses reflect primarily the effect of the Mass-Market Sale, certain nonrecurring expenses included in 1998 and expense reduction initiatives undertaken during 1999. As a percentage of net sales, SG&A expenses were higher primarily due to the sales decline.

     Operating profit decreased 41.3%, or $16.6 million, to $23.6 million (12.9% of net sales) in 1999 from $40.1 million (14.8% of net sales) in 1998 primarily as a result of lower sales, and the sale of the Mass-Market business.

     In 1999, the Company's results included a gain of $142.3 million from the Mass-Market Sale. The gain is comprised of proceeds less transaction disposition costs.

     Interest income in 1999 relates to cash invested in highly liquid investments and in marketable securities, with the proceeds from the Mass-Market Sale.

     Interest expense decreased to $2.3 million in 1999 from $4.5 million in 1998. The decrease reflects lower average borrowings during 1999 as a result of prepaying $58.6 million of outstanding debt.

     The provision for income taxes was $63.5 million in 1999 compared to $14.2 million in 1998. This increase mainly reflects a $54.1 million income tax provision for the Mass-Market Sale. The Company's effective tax rate was 37.3% in 1999 compared to 35.5% in 1998. The higher effective tax rate is primarily attributable to taxes on the Mass-Market Sale.

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

     SG&A expenses increased to $85.9 million in 1998 from $68.0 million in 1997. As a percentage of net sales, SG&A expenses were 31.7% and 25.9% in 1998 and 1997, respectively. SG&A expenses increased as a percentage of net sales principally due to higher marketing expenses and higher general and administrative expenses, including expenses associated with business development activities that did not generate the expected volume increases.

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

     Net interest expense increased to $4.4 million in 1998 from $3.0 million in 1997. This increase was due to higher average borrowings during 1998 principally for inventories and capital expenditures.

     The lower effective tax rate of 35.5% in 1998 compared to 37.5% in 1997 reflects an increase in earnings in lower tax jurisdictions.

MARKET RISK

     The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on cash equivalents and investments, and commodity prices affecting the cost of products. See Note 3 in page F-9 of the Notes to Consolidated Financial Statements, and section "Liquidity and Capital Resources" above, for discussion of risk associated with investment in Russian securities.

INTEREST RATE SENSITIVITY ANALYSIS

     The Company's interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect the interest earned on the Company's cash equivalents and investments. Currently, changes in U.S. interest rates would not have a material effect on the interest earned on the Company's cash equivalents and investments. A majority of these cash equivalents and investments earn a fixed rate of interest. The Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company's investments.

     Prior to the prepayment of the credit facility, the Company used interest rate swap agreements to reduce the risk of increases in interest rates. The notional amount, interest payment and maturity dates of the interest swap agreements match the principal, interest payment and maturity of the related debt. See Note 7 on page F-11 of the Notes to Consolidated Financial Statements.


COMMODITIES

     The Company is subject to market risk with respect to commodities because the ability to recover increased costs through higher pricing may be limited by the competitive environment in which the Company operates. The Company does not use futures contracts to hedge anticipated purchases of commodities.

IMPACT OF INFLATION

     Inflation affects the Company's business principally in the form of cost increases for raw materials and wages. Generally, the Company has been able to pass such inflationary increases on to its customers through price increases; however, there is no assurance it will be able to do so in the future.

YEAR 2000 COMPLIANCE

     The Company has addressed the Year 2000 issue by both replacing and modifying its existing critical computer systems. In 1997, the Company began a company wide system replacement project with Oracle Corporation to install a new Enterprise Resource Planning ("ERP") system. The new Oracle ERP system provided significantly enhanced systems capabilities and addressed the Year 2000 issue. The new system and modifications to the Company's existing critical system was completed in November 1999. The Company also completed the work necessary to make its non-critical systems, including hardware, software and control systems Year 2000 compliant. No problems have been noted with internal Year 2000 compliance as of the filing date of this Form 10-K.

     In addition, the Company has been in contact with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company conducted an assessment of the Year 2000 readiness of its major customers and suppliers and no matters have come to the Company's attention, which could give rise to the need for remedial measures. The Company cannot currently predict the future effect of third parties' Year 2000 issues on its business. As of the filing date of this Form 10-K there have been no indications of material matters which have or could impact the Company's business from third parties.

     The cost of the Oracle ERP system was approximately $6.6 million. No further expenses of a material nature are anticipated.



ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to Market Risk in the Management's Discussion and Analysis section included in Item 7 above.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).



ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEMS 10 - 13

     In accordance with General Instruction G-3 to Form 10-K, the information called for in Items 10-13 with respect to directors is not presented here since such information will be filed as an amendment to this Form 10-K on Form 8 not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such filing.

     The following table sets forth the information called for in Item 10 with respect to executive officers and other key employees of General Cigar. Unless otherwise specified, all references prior to 1997 are to Culbro.

NAME OF EXECUTIVE                           OTHER PRESENT           YEAR                    OTHER POSITIONS
OFFICER AND                                 POSITIONS AND           SERVICE                 OR OTHER BUSINESS
PRESENT PRINCIPAL                           OFFICES                 AS EXECUTIVE            EXPERIENCE DURING
POSITION                                    (BEGINNING              OFFICER                 PAST FIVE
(BEGINNING YEAR)                  AGE       YEAR)                   BEGAN                   YEARS (YEARS)
------------------                ---       -------------           ------------            ------------------

Edgar M. Cullman                  82         Director               1963                    None
Chairman of the Board                       (1961)
  (1975)

Edgar M. Cullman, Jr.             53         Director               1983                    Chief Operating Officer
President (1984)                             (1982)                                         (1992-1996)
                                             Chief Executive
                                             Officer (1996)

A. Ross Wollen                    56         Senior Vice            1977                    None
General Counsel                              President (1983)
(1980)                                       Secretary (1987)

Joseph C. Aird                    55         None                   1987                    None
Senior Vice President,
Chief Financial Officer (1998)

David M. Danziger                 34         Vice President Corporate                       Director of Operational Projects
Vice President                               Development (1996)                             - The Eli Witt Company
Sales and Marketing                          Senior Vice            1996                    (7/95-1/96);Harvard Business
(1999)                                       President-Villazon &                           School (MBA)(9/92-6/94)
                                             Company (a subsidiary
                                             of General Cigar) (1998)

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



                                     PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements (annexed hereto): These are filed as part of this Report on Form 10-K: the Consent and Report of Independent Accountants; and the Consolidated Financial Statements (including Notes) of the Company. See Index To Financial Statements and Additional Financial Data.

          (a)(2) Schedules (annexed hereto): Financial Statement Schedules required by Item 8 of Form 10-K for the fiscal years ended 1999, 1998 and 1997. See Index To Financial Statements and Additional Financial Data.

          (a)(3) Exhibits. Certain exhibits are incorporated herein by reference to the Registration Statement of the Company on Form S-1 filed December 24, 1996 (No. 333-18791) of which the Prospectus is a part (the "Registration Statement"). Exhibits relating to the Swedish Match Merger are not listed herein but reference is made to the Company's Form 8-K filed January 21, 2000. (Enumeration corresponds to the Exhibit Table, Item 601, Regulation S-K. Items not enumerated are not applicable).

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

          (C)  Asset  Purchase  Agreement,  dated as of March 26,  1999,  by and between General Cigar Co., Inc. and Swedish Match North America Inc. (Incorporated by reference to Exhibit 2.3 of Form 8-K dated April 30, 1999, filed May 10, 1999).

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

          (B) Second Amended and Restated Credit Agreement, dated as of April 30, 1999 (Amending and Restating the Amended and Restated Credit Agreement, dated as of April 29, 1998), among General Cigar Co., Inc., as Borrower; General Cigar Holdings, Inc., 387 PAS Corp., Club Macanudo, Inc., Club Macanudo (Chicago), Inc., Villazon & Company, Inc., and GCMM Co., Inc. as Guarantors, and The Lenders From Time to Time Parties Hereto, and The Chase Manhattan Bank as Administrative Agent. (Exhibits and schedules are omitted; the Registrant hereby undertakes to furnish a copy of such exhibits and schedules to the Commission upon request). (Incorporated by reference to Exhibit 10.17(b) of Form 8-K dated April 30, 1999, filed May 10, 1999).

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

          (N) Form of Services Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc. (Incorporated by reference to
Exhibit 10.5 of the Registration Statement).

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

          (b) The Company filed no reports on Form 8-K in its fourth quarter of 1999. The Company, however, filed a Form 8-K on January 21, 2000.

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


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Company and in the capacities indicated as of February 23, 2000.


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

/S/  GRAHAM V. SHERREN           Director
----------------------------
(Graham V. Sherren)

/S/  PETER J. SOLOMON            Director
----------------------------
(Peter J. Solomon)

/S/  FRANCIS T. VINCENT, JR.     Director
----------------------------
(Francis T. Vincent, Jr.)

/S/  JOSEPH C. AIRD              Senior Vice President, Chief Financial Officer,
----------------------------     Treasurer and Acting Controller
(Joseph C. Aird)

                          INDEX TO FINANCIAL STATEMENTS



AUDITED CONSOLIDATED FINANCIAL STATEMENTS:


      Consolidated Statement of Operations
        for the 52 Weeks ended November 27, 1999,
        November 28, 1998 and November 29, 1997 .....................   F-2

      Consolidated Balance Sheet as
        of November 27, 1999 and November 28, 1998 ..................   F-3

      Consolidated Statement of Stockholders' Equity
        for the 52 Weeks ended November 27, 1999,
        November 28, 1998 and November 29, 1997 .....................   F-4

      Consolidated Statement of Cash Flows
        for the 52 Weeks ended November 27, 1999,
        November 28, 1998 and November 29, 1997 .....................   F-5

      Notes to Consolidated Financial Statements ....................   F-6

      Report of Management ..........................................   F-22

      Report of Independent Accountants .............................   F-23

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (in thousands except per share data)


                                                    1999        1998        1997
--------------------------------------------------------------------------------
NET SALES...................................... $182,266    $271,185    $262,833
Cost of goods sold.............................   96,257     136,943     134,837
                                                --------    --------    --------
GROSS PROFIT...................................   86,009     134,242     127,996
Selling, general and administrative expenses...   62,443      85,876      68,037
Special charges................................       -        8,227          -
                                                --------    --------    --------
OPERATING PROFIT...............................   23,566      40,139      59,959
Gain on sale of business.......................  142,318          -           -
Gain on insurance settlement...................       -        3,753          -
Nonoperating income............................      379         522         760
Interest income................................    6,138         156         139
Interest expense...............................    2,317       4,546       3,189
                                                --------    --------    --------
Income before provision for income taxes.......  170,084      40,024      57,669
Provision for income taxes.....................   63,522      14,209      21,605
                                                --------    --------    --------
NET INCOME..................................... $106,562    $ 25,815    $ 36,064
                                                ========    ========    ========

Basic net income per share.....................   $ 4.01      $ 0.95      $ 1.33
                                                ========    ========    ========
Weighted average common shares outstanding ....   26,513      27,286      27,173
                                                ========    ========    ========

Diluted net income per share...................   $ 3.92      $ 0.92      $ 1.26
                                                ========    ========    ========
Weighted average common shares
   and equivalents outstanding.................   27,129      28,102      28,604
                                                ========    ========    ========


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)


                                                           Nov. 27,    Nov. 28,
                               ASSETS                          1999        1998
 ------------------------------------------------------------------------------
 CURRENT ASSETS:
   Cash and cash equivalents.............................  $111,932    $  3,985
   Marketable securities.................................    12,751          -
   Receivables, less allowance of $808 (1998-$1,327).....    31,027      39,666
   Inventories...........................................   137,090     157,862
   Other current assets..................................    13,067       7,852
                                                           --------    --------
          TOTAL CURRENT ASSETS...........................   305,867     209,365
 Property and equipment, net.............................    60,185      76,809
 Intangible assets, net, principally
   trademarks and goodwill...............................    65,738      71,170
 Investments in marketable securities....................    12,603          -
 Other assets............................................       777       1,959
                                                           --------    --------
          TOTAL ASSETS...................................  $445,170    $359,303
                                                           ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities..............  $ 26,957    $ 41,518
   Long-term debt due within one year....................       253       1,457
   Income taxes..........................................       902       3,087
                                                           --------    --------
          TOTAL CURRENT LIABILITIES......................    28,112      46,062
 Long-term debt..........................................    10,259      66,291
 Accrued retirement benefits.............................    10,558      12,892
 Deferred income taxes...................................    14,832       9,852
 Other noncurrent liabilities............................    57,707       9,033
                                                           --------    --------
          TOTAL LIABILITIES..............................   121,468     144,130
                                                           --------    --------
 Minority interest in preferred stock of subsidiary......     3,300          -
                                                           --------    --------
 Commitments and Contingencies (Note 15)

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01-- authorized:
    20,000,000 shares; Issued: none......................        -           -

   Class B common stock, par value $0.01--authorized:
    25,000,000 shares;
      Issued: 13,566,044 shares at November 27, 1999;
      Issued: 13,997,799 shares at November 28, 1998.....       136         140

   Class A common stock, par value $0.01--authorized:
    50,000,000 shares;
      Issued: 14,222,801 shares at November 27, 1999;
      Issued: 13,635,050 shares at November 28, 1998.....       142         136

   Additional paid-in capital............................   166,407     165,598
   Accumulated other comprehensive income................       399          -
   Retained earnings.....................................   164,027      57,602
                                                           --------    --------
                                                            331,111     223,476
   Less:  Cost of Class A common stock held in treasury
            1,233,700 shares (1998 - 974,800 shares).....   (10,709)     (8,303)
                                                           --------    --------
          TOTAL STOCKHOLDERS' EQUITY.....................   320,402     215,173
                                                           --------    --------
          TOTAL LIABILITIES, MINORITY INTEREST
             AND STOCKHOLDERS' EQUITY....................  $445,170    $359,303
                                                           ========    ========


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                                                          Accumulated
                                   Class B             Class A                                  Other                         Total
                                 Common Stock        Common Stock               Additional    Compre-                        Stock-
                              -----------------    ----------------      Culbro    Paid-in    hensive  Retained  Treasury  holders'
                              Shares     Amount    Shares    Amount  Investment    Capital     Income  Earnings     Stock    Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
    NOVEMBER 30, 1996........         -    $ -           -     $ -      $93,719   $     -        $ -    $    -    $   -    $ 93,719

Net income through the
  Offering date .............         -      -           -       -        4,277         -          -         -        -       4,277
Liability assumption ........         -      -           -       -      (46,937)        -          -         -        -     (46,937)
Transactions with Culbro ....         -      -           -       -       (2,393)        -          -         -        -      (2,393)
Reclassification of
  Culbro Investment
  at Offering date .......... 20,267,940    203          -       -      (48,666)    48,463         -         -        -          -
Exercise of stock options ...         -      -      423,321       4          -       1,831         -         -        -       1,835
Tax benefit arising from
  exercise of employee
  stock options..............         -      -           -       -           -       3,732         -         -        -       3,732
Net proceeds from Offering ..         -      -    6,900,000      69          -     111,415         -         -        -     111,484
Net income subsequent
  to Offering ...............         -      -           -       -           -          -          -     31,787       -      31,787
Shares tendered .............         -      -       (7,306)     -           -          -          -         -        -          -
Exchange of shares .......... (4,560,714)   (46)  4,560,714      46          -          -          -         -        -          -
                              ----------    ---  ----------     ---       -----    -------        ---   -------   ------    -------
BALANCE AT
     NOVEMBER 29, 1997....... 15,707,226    157  11,876,729     119          -     165,441         -     31,787       -     197,504

Exercise of stock options....         -      -       48,891      -           -         129         -         -        -         129
Fractional shares ...........         -      -            3      -           -          -          -         -        -          -
Exchange of shares........... (1,709,427)   (17)  1,709,427      17          -          -          -         -        -          -
Tax benefit arising from
  exercise of employee
  stock options..............         -      -           -       -           -          28         -         -        -          28
Purchase of treasury stock...         -      -           -       -           -          -          -         -    (8,303)    (8,303)
Net income...................         -      -           -       -           -          -          -     25,815       -      25,815
                              ----------    ---  ----------     ---       -----    -------        ---   -------   ------    -------
BALANCE AT
     NOVEMBER 28, 1998....... 13,997,799    140  13,635,050     136          -     165,598         -     57,602   (8,303)   215,173

Comprehensive income:
 Net income..................         -      -           -       -           -          -          -    106,562       -     106,562
 Unrealized gains on
   marketable securities,
   net of taxes..............         -      -           -       -           -          -         399        -        -         399
                              ----------    ---  ----------     ---       -----    -------        ---   -------   ------    -------
Total comprehensive income...         -      -           -       -           -          -         399   106,562       -     106,961

Exercise of stock options....         -      -      155,996       2          -         450         -         -        -         452
Exchange of shares...........   (431,755)    (4)    431,755       4          -          -          -         -        -          -
Tax benefit arising from
  exercise of employee
  stock options..............         -      -           -       -           -         359         -         -        -         359
Purchase of treasury stock...         -      -           -       -           -          -          -         -    (2,406)    (2,406)
Dividends on
     preferred stock.........         -      -           -       -           -          -          -       (137)      -        (137)
                              ----------    ---  ----------     ---       -----    -------        ---   -------   ------    -------
BALANCE AT
     NOVEMBER 27, 1999....... 13,566,044   $136  14,222,801    $142      $   -    $166,407       $399  $164,027 $(10,709)  $320,402
                              ==========    ===  ==========     ===       =====    =======        ===   =======   ======    =======

See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                                1999       1998       1997
-------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income.............................................  $106,562    $25,815    $36,064
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
    Depreciation and amortization.........................     8,706      9,414      7,159
    Special charges.......................................        -       8,227         -
    Gain on sale of business..............................  (142,318)        -          -
    Gain on insurance settlement..........................        -      (3,753)        -
   Changes in assets and liabilities, net of effects
     from Sale in 1999, and Villazon Acquisition:
    Decrease (increase) in accounts receivable............     7,323     11,297    (13,706)
    Increase in inventories...............................    (9,286)   (50,504)   (47,121)
    (Decrease) increase in accounts payable
      and accrued liabilities.............................   (21,806)    (3,220)    14,257
    (Decrease) increase in income taxes payable...........    (3,487)     1,761     (1,070)
    Increase in deferred income taxes.....................     4,802      4,535      4,555
    Other, net, principally taxes (Note 5)................    39,090     (3,321)     4,272
                                                             -------    -------    -------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..   (10,414)       251      4,410
                                                             -------    -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of business.........................   204,493         -          -
   Purchase of marketable securities......................   (21,450)        -          -
   Acquisition of Villazon, net of cash acquired..........        -          -     (71,198)
   Additions to property and equipment....................    (7,216)   (19,418)   (15,155)
   Proceeds from insurance settlement.....................        -       4,000         -
   Acquisition of General Cigar International.............        -          -      (2,000)
                                                             -------    -------    -------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..   175,827    (15,418)   (88,353)
                                                             -------    -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from Offering.............................        -          -     111,484
   Net (repayment) borrowing on credit facility...........   (51,000)    19,000         -
   Purchase of treasury stock.............................    (2,406)    (8,303)        -
   Payments of debt.......................................    (4,512)      (650)   (17,416)
   Proceeds from exercise of stock options................       452        129      1,835
   Net transactions with Culbro...........................        -          -      (2,393)
   Other, net.............................................        -          -      (1,000)
                                                             -------    -------    -------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES..   (57,466)    10,176     92,510
                                                             -------    -------    -------

Net increase (decrease) in cash and cash equivalents......   107,947     (4,991)     8,567
Cash and cash equivalents at beginning of period..........     3,985      8,976        409
                                                             -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $111,932    $ 3,985    $ 8,976
                                                             =======    =======    =======

See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)


NOTE 1: DESCRIPTION OF BUSINESS AND CERTAIN TRANSACTIONS

     General Cigar Holdings, Inc. (the "Company") was formed on December 12, 1996. Until the Company's initial public offering on February 28, 1997, the Company was a wholly-owned subsidiary of Culbro Corporation ("Culbro"). The consolidated financial statements of the Company include the accounts of the Company and its direct and indirect subsidiaries: General Cigar Co., Inc. ("General Cigar"), Villazon & Company, Inc. ("Villazon"), GCMM Co., Inc. ("GCMM"), Club Macanudo, Inc. and Club Macanudo (Chicago), Inc. (collectivelly "Club Macanudo"), and 387 PAS Corp. ("387 PAS"). The accompanying financial statements reflect the results of operations of these businesses for all of the periods presented. The operations of Club Macanudo, which operates cigar bars in New York and Chicago, and 387 PAS, which owns and operates the Company's headquarters building, were not material to the Company's results of operations in any of the periods presented.

     As  of  April  30,  1999,  the  Company  is  engaged  in  the  business  of manufacturing and marketing hand-crafted Premium cigars. In addition, the Company grows Premium wrapper tobacco, distributes imported Djeep brand disposable lighters and operates Club Macanudo cigar bars in New York City and Chicago. Its principal well-known brand names of Premium cigars include the Macanudo, Partagas, Punch, Hoyo de Monterrey, El Rey Del Mundo, Temple Hall, Cohiba, Canaria d'Oro, Cifuentes and Ramon Allones brands.

STOCK OFFERING AND STOCK REPURCHASE PROGRAM

     On February 28, 1997, the Company sold 6.9 million shares of its Class A Common Stock in an initial public offering, reflecting approximately 26% of its then common equity. The net proceeds from the Offering, after underwriters' discounts and commissions and other expenses, were approximately $111.5 million. The proceeds were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon Acquisition. Each share of Class A Common Stock entitles its holder to one vote. The remaining equity of the Company in the form of Class B Common Stock, which entitles its holder to ten votes for each share, was owned by Culbro at the date of the Offering. Following the August 29, 1997 merger of Culbro into the Company, each Culbro shareholder received 4.44557 shares of the Company's Class B stock in exchange for each share of Culbro stock. Generally, Class B shares that are sold become Class A shares.

     On May 21, 1998, the Company announced a program to repurchase up to 5% of the Company's common stock from time to time in open market transactions.
Through November 27, 1999, the Company purchased an aggregate of 1,233,700 shares of Class A common stock, representing 4.5% of the then outstanding shares, for $10.7 million under this program.

SALE OF MASS-MARKET CIGAR BUSINESS

     On April 30, 1999, the Company sold of its Mass-Market Cigar business to Swedish Match North America Inc. ("SMNA"), for $204.5 million in cash (the "Mass-Market Sale"). A portion of the proceeds was used to prepay $54.8 million of bank debt and a $3.8 million equipment loan. The Company recorded a gain on the sale of $142.3 million ($88.2 million, or $3.25 per diluted share, after tax).

     Net sales and operating profit from the Mass-Market Cigar business, which are included in the accompanying financial statements, are as follows:

                                                     1999        1998      1997
                                                  -------     -------   -------
        Net sales..............................   $32,372     $84,940   $83,276
        Operating profit.......................     3,431      10,775    15,663

     Net assets of Mass-Market Cigar business at November 28, 1998 are summarized as follows:

                                                                       Nov. 28,
                                                                           1998
                                                                       --------
        Current assets, primarily finished goods inventories.........   $10,867
        Property and equipment, net..................................    11,960
        Current liabilities..........................................    (2,164)
        Long-term debt...............................................    (1,195)
                                                                         ------
           Net assets of Mass-Market Cigar business..................   $19,468
                                                                         ======

     The net assets above exclude tobacco inventories. In connection with the Mass-Market Sale, the Company entered into a five year Supply Agreement with the buyer to supply tobacco for use in the Mass-Market Cigar operations. Under the Agreement, tobacco grown by General Cigar is sold at market value, and tobacco purchased from third parties subsequent to the date of the Supply Agreement is sold at the purchase price.

     The gain of $142.3 million includes an adjustment of approximately $16 million to reduce to market value the Mass-Market tobacco inventory on hand at the date of sale. Under the terms of the Supply Agreement, such tobacco will be sold to SMNA at market value. The adjustment was recorded in the 1999 fourth quarter as an adjustment to the gain.

     In 1999, the Company recorded $0.9 million of interest income calculated on the average balance of tobacco in inventory maintained for SMNA.

ACQUISITIONS

     On January 21, 1997, the Company purchased two affiliated companies, Villazon and Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A., a Honduran corporation (collectively "Villazon"), for approximately $81.2 million consisting of $91.1 million of purchase price and direct acquisition costs, less $9.9 million of cash acquired. At closing, $64.3 million of cash was paid and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition was accounted for using the purchase method of accounting. Acquisition costs in excess of the fair value of net tangible assets were approximately $69 million, representing principally trademarks and goodwill. This amount is being amortized over 30 years. The Company entered into a Bank Credit Agreement (the "Credit Agreement") to finance the acquisition. Proceeds from the Offering were used to reduce the amount outstanding under the Credit Agreement and to repay $14.4 million of the seller notes. The remaining $10 million of the seller notes bear interest at prime plus 0.5% and are due January 2002 (See Note 7).

     On October 2, 1997, the Company acquired DB International Marketing, Ltd., ("DBI"), a U.K. based cigar distribution company, which previously was a customer of the Company. DBI was subsequently renamed General Cigar International ("GCI"). The purchase price was estimated at $7.0 million of which $2.0 million was paid at closing. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net tangible assets acquired is being amortized over 20 years.



NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     The Company's fiscal year ends on the Saturday nearest November 30. Fiscal 1999, 1998 and 1997 ended on November 27, 1999, November 28, 1998 and November 29, 1997, respectively, and each year contained 52 weeks.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash maintained in demand deposits at banks and highly liquid investments with original maturities of 90 days or less. The cost of these investments approximates fair value. Cash and cash equivalents are placed principally with major international banks.

MARKETABLE SECURITIES

     Marketable securities at November 27, 1999 are classified in one of two categories: available-for-sale or held-to-maturity. Available-for-sale are recorded at market value. Net unrealized gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity until realized. Investments held-to-maturity are carried at cost.

INVENTORIES

     The Company's inventories are stated at the lower of cost, using the average cost method, or market. Raw materials include tobacco in the process of aging, a substantial amount of which will not be used or sold within one year. It is industry practice to include such inventories in current assets. Raw materials also include tobacco in bond which is subject to customs duties payable upon withdrawal from bond. Following industry practice, the Company does not include such duties in inventories until paid.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is determined on the straight-line method over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their approximate fair values because of the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Note 3.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, depreciation and amortization, employee benefit plans, valuation allowance for taxes and contingencies, among others.

RECLASSIFICATION

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

NOTE 3:  MARKETABLE SECURITIES

     The Company has invested some of the proceeds from the Mass-Market Sale in certain marketable securities, principally Ruble denominated bonds of the Russian Federation. At November 27, 1999 the bonds, which mature at various dates in 2000 through 2004, and carry coupon rates ranging from 7% to 15%, are classified as investments held-to-maturity and are included in the Consolidated Balance Sheet in marketable securities at a cost of $21.3 million. Of this amount, $12.8 million are included in current assets and $8.4 million are included in noncurrent assets. The realization of interest and principal is subject to credit and foreign exchange risks, including the convertibility of the currency. Accretion of bond discount is not being recorded currently, and interest which is paid semi-annually is being recorded when proceeds are converted and repatriated in U.S. dollars. The 1999 fourth quarter results included interest income of $1.7 million representing the realization of approximately 78.8 million Rubles of interest for approximately one quarter.

     The bonds are traded in Rubles on the Moscow Interbank Currency Exchange (MICEX). The prices on the MICEX do not reflect the U.S. dollar value of the bonds offshore, where there is no organized market. An independent valuation of the market value of the bonds at November 27, 1999 was approximately $26 million. However, the value of these bonds is significantly impacted by shifts in economic and political conditions in Russia. Accordingly, the actual amount realized may be greater or less than this amount.

     At the time of the investment, the tax basis of the bonds was $157 million greater than the book basis. The related $60 million of tax benefits are being utilized to reduce the Company's tax liability. See Note 5.

     The remaining $3.5 million of marketable securities are classified as investments available-for-sale. These investments, which consist of private equity funds holding primarily publicly traded securities of Russian corporations, are recorded at market value. At November 27, 1999, gross unrealized gains were $0.6 million. Such unrealized gains are excluded from earnings and reported, net of the related income tax effect, as a separate component of stockholders' equity until realized.



NOTE 4: RELATED PARTY TRANSACTIONS

     The Company has transactions in the normal course of business with entities with which certain stockholders and board of directors members of General Cigar are associated. The aggregate cost of such services from these firms was approximately $3.3 million, $1.7 million and $2.8 million in 1999, 1998 and 1997, respectively, and was provided and paid on terms which the Company believes are similar to those with unrelated parties.


NOTE 5: INCOME TAXES

     The income tax provision has been calculated in accordance with SFAS No. 109, "Accounting for Income Taxes". The domestic and foreign pretax income is as follows:

                                                1999        1998        1997
                                            --------    --------    --------
     Domestic ............................ $ 153,309    $ 22,593    $ 46,839
     Foreign .............................    16,775      17,431      10,830
                                            --------    --------    --------
                                           $ 170,084    $ 40,024    $ 57,669
                                            ========    ========    ========

     The provision for income taxes is summarized as follows:

                                                1999        1998        1997
                                            --------    --------    --------
     Current federal .....................  $ 52,950    $  7,379    $ 14,889
     Current state and local .............     6,191       1,715       3,037
     Deferred, principally federal .......     4,381       5,115       3,679
                                            --------    --------    --------
                                            $ 63,522    $ 14,209    $ 21,605
                                            ========    ========    ========

     The reasons for the differences between the United States statutory income tax rate and the effective rates are shown in the following table:

                                                1999        1998        1997
                                            --------    --------    --------
     Tax expense at statutory rates ......  $ 59,529    $ 14,008    $ 20,184
     State and local .....................     4,024       1,115       1,974
     Foreign operations ..................      (396)     (1,679)       (757)
     Other ...............................       365         765         204
                                            --------    --------    --------
                                            $ 63,522    $ 14,209    $ 21,605
                                            ========    ========    ========

     The significant components of net deferred tax liabilities are as follows:

                                                1999        1998
                                            --------    --------
     Depreciation and amortization .......  $ 10,705    $  9,727
     Unremitted earnings of
        foreign subsidiaries .............    12,523       8,292
     Investment basis differences ........   (12,301)         -
     Postretirement benefit liabilities ..    (2,554)     (2,744)
     Pension liabilities .................    (1,458)     (2,248)
     Inventories .........................      (920)       (874)
     Other ...............................    (3,464)     (2,301)
                                            --------    --------
                                               2,531       9,852
     Valuation allowance .................    12,301          -
                                            --------    --------
                                            $ 14,832    $  9,852
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

     During 1999, 1998 and 1997, the exercise of certain stock options which had been granted previously under various Culbro stock option plans, and the sale of stock issued under such plans gave rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options. In accordance with Accounting Principles Board Opinion No. 25, the tax benefit related to the deductions is not recognized as a reduction of income tax expense for financial accounting purposes and is recorded directly in additional paid-in capital. In 1999, 1998 and 1997, $359, $28 and $3,732, respectively, of such benefit was realized and included in additional paid-in capital.

     In connection with a 1997 Distribution and Merger Agreement with Culbro, in which Culbro was merged into the Company, the Company entered into a Tax Sharing Agreement which provides, among other things, for the allocation between a former Culbro subsidiary and the Company of federal, state, local and foreign tax liabilities for all periods through the Distribution and Merger Agreement date. With respect to the consolidated tax returns filed by Culbro, the Tax Sharing Agreement provides that the Company will be liable only for amounts that it would have been required to pay for any deficiencies assessed, generally as if it had filed separate tax returns.

     In 1999, the Company invested $21.3 million in Ruble denominated bonds of the Russian Federation. At the time of the investment, the tax basis of the bonds was $157 million greater than the book basis, resulting in a $60 million deferred tax benefit which was offset with a full valuation allowance. In the fourth quarter, the Company realized $47.7 million of the $60 million deferred tax benefit through an exchange of certain of the bonds for Russian bonds with different maturities and yields. The Company has recorded a $47.7 million tax reserve in other noncurrent liabilities which will be maintained until the transactions are reviewed and resolved.

NOTE 6: SPECIAL CHARGES

WORK FORCE REDUCTION

     In 1998, the Company implemented work force reductions of approximately 700 workers, principally in manufacturing, sales and administration. The objective of the reductions was to bring the level of activity in these functions in line with current market conditions. Severance and benefits charged to expense for these reductions totaled $4.3 million. Severance and benefits paid and charged against the related liability as of November 27, 1999 were $3.9 million. The remaining balance is anticipated to be paid during 2000.


IMPAIRMENT LOSS

     In 1998, the Company also recorded a non-cash impairment loss of $3.9 million in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Because of changes in circumstances impacting certain non-core operations, management estimated that the future cash flows from using these assets was less than their carrying value. Consequently, a non-cash impairment loss of $3.5 million was recognized. Also, during 1998, a decision was made to transfer certain domestic production to offshore facilities. As a result, the Company revised the carrying value of certain potentially excess assets based on discounted future cash flows, and recognized a non-cash impairment loss of $0.4 million.

     The total amount of special charges for 1998 was $8.2 million ($5.3 million or $0.19 per diluted share, after tax). The SFAS No. 121 charges had no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future. As a result of the SFAS No. 121 charges, depreciation expense related to these assets will decrease in future periods.


NOTE 7: LONG-TERM DEBT

Long-term debt includes:

                                                                  1999      1998
                                                               -------   -------

     Villazon seller notes, due January 2002 ................  $10,000   $10,000
     Credit Agreement .......................................       -     51,000
     Equipment loan, ........................................       -      3,535
     Capital leases .........................................      512     3,213
                                                               -------   -------
     Total ..................................................   10,512    67,748
     Less: due within one year ..............................      253     1,457
                                                               -------   -------
     Total long-term debt ...................................  $10,259   $66,291
                                                               =======   =======

     In May 1999, the Company prepaid the $51 million of Credit Agreement debt and the $3.5 million of equipment loan with proceeds from the Mass-Market Sale. As a result of the sale, the Company reduced its previous commitment under the revolving line of credit from $92.5 million to $50.0 million and terminated its related interest rate swap agreements with commercial banks.

     The Company initially entered into this Credit Agreement on January 21, 1997 with certain banks which provided financing of $120 million principally for the Villazon Acquisition and repayment of Culbro's general corporate debt. The Credit Agreement, which expires in April 2001, initially included a $60 million term loan and a revolving credit facility of $60 million.

     In accordance with the terms of the amended Credit Agreement, borrowings under the revolving credit facility bear interest of either (1) the ABR (2) the Eurodollar rate plus 0.75% or (3) a combination thereof, at the Company's option. The Company pays a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility.

INTEREST RATE SWAPS

     At November 28, 1998, the Company had outstanding three interest rate swap agreements with commercial banks, having a total notional principal amount of $40 million. These agreements effectively changed the Company's interest rate exposure on $40 million variable rate debt to a fixed weighted average rate of 5.46%. The fair value of the Company's interest rate swap agreements at November 28, 1998 was $0.3 million. In 1999, as a result of prepaying the balance outstanding of the Credit Agreement, the Company terminated all interest rate swap agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes as the interest rate under the Credit Agreement is variable this debt approximates its fair value. Management also believes that the fixed rate debt included in the balance sheet reflects its current market value based on market interest rates for comparable risks, maturities and collateral.



NOTE 8: RETIREMENT BENEFITS

PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits. SFAS 132 addresses disclosure only and does not address liability measurement or expense recognition. There was no effect on financial position or net income as a result of adopting SFAS 132.

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

     The components of the Company's net pension (income) expense are as follows:

                                                  1999       1998       1997
                                               -------     ------     ------
     Service costs ..........................   $  810     $  907     $  894
     Interest cost ..........................    3,934      4,059      4,126
     Expected return on assets ..............   (5,882)    (5,446)    (4,907)
     Amortization of transition obligation ..       20         48         48
     Curtailment gain .......................     (679)         -          -
     Recognized actuarial gain ..............     (603)      (418)      (167)
     Amortization of prior service cost .....       19         37         37
                                               -------      -----      -----
        Net pension (income) expense ........  $(2,381)    $ (813)    $   31
                                               =======      =====      =====

     The Company provides health and life insurance benefits to certain of its retired employees. The components of the Company's net postretirement benefits expense are as follows:

                                                  1999       1998       1997
                                               -------     ------     ------
     Service cost ...........................    $  55      $  58      $  79
     Interest cost ..........................      345        491        516
     Curtailment gain .......................     (143)        -          -
                                                  ----       ----       ----
        Net postretirement benefit expense ..    $ 257      $ 549      $ 595
                                                  ====       ====       ====

     In 1999, net pension income and net postretirement benefit expense include curtailment gains related to the Mass-Market Sale.

     The reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plan, are as follows:
                                                                 POSTRETIREMENT
                                             PENSION PLAN           BENEFITS
                                           -----------------    ---------------
                                              1999      1998      1999     1998
                                           -------   -------    ------   ------
Changes in benefit obligations:
   Net benefit obligation
      at beginning of year ..............  $58,591   $57,028    $4,906   $4,939
   Service cost .........................      810       907        55       58
   Interest cost ........................    3,934     4,059       344      346
   Curtailment gain .....................     (806)       -       (150)      -
   Actuarial (gain) loss ................   (4,548)    1,375      (172)      76
   Benefits paid ........................   (4,841)   (4,779)     (530)    (512)
                                            ------    ------     -----    -----
      Net benefit obligation
         at end of year .................  $53,140   $58,590    $4,453   $4,907
                                            ======    ======     =====    =====

Changes in plan assets:
   Fair value of plan assets
      at beginning of year ..............  $83,867   $81,896    $   -    $   -
   Actual return on plan assets .........   (4,217)    7,111        -        -
   Administrative expenses ..............     (603)     (361)       -        -
   Employer contributions ...............       -         -        530      512
   Benefits paid ........................   (4,841)   (4,779)     (530)    (512)
                                            ------    ------     -----    -----
      Fair value of plan assets
         at end of year .................  $74,206   $83,867    $   -    $   -
                                            ======    ======     =====    =====

Reconciliation of funded status:
   Funded status at end of year .........  $21,066   $25,276   $(4,454) $(4,906)
   Unrecognized actuarial gain ..........  (24,717)  (31,474)     (880)    (709)
   Unrecognized transition obligation ...       -         36        -        -
   Unrecognized prior service cost ......      115       247        11       19
                                            ------    ------     -----    -----
      Net amount recognized
         at end of year .................  $(3,536)  $(5,915)  $(5,323) $(5,596)
                                            ======    ======     =====    =====

     The weighted average assumptions used in the actuarial computations that derived the above amounts were as follows:

                                                                 POSTRETIREMENT
                                             PENSION PLAN           BENEFITS
                                           -----------------    ---------------
                                              1999      1998      1999     1998
                                           -------   -------    ------   ------
Weighted average assumptions
 as of measurement date:
   Discount rate ........................    8.00%     7.15%     8.00%    7.15%
   Expected return on plan assets .......    9.00%     9.00%       -        -
   Rate of compensation increase ........    5.00%     5.00%     5.00%    5.00%


     Because the Company's obligation for retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

NOTE 9: STOCK OPTION PLAN

     The 1997 Stock Option Plan (the "1997 Plan") provides for the grant of either incentive stock options or nonqualified options to purchase shares of the Company's Class A common stock to officers, directors and key employees. The 1997 Plan authorized the issuance of options to purchase up to an aggregate of 3,300,000 shares of the Company's Class A common stock. The majority of options under the 1997 Plan have a term of ten years and are exercisable rateably over a three year period beginning with the third anniversary from the date of grant. The terms of the 1997 Plan impose certain restrictions on the sale of the shares received upon exercise of the option. On February 27, 1997, the Company granted options to purchase 661,600 shares of common stock at an exercise price of $18.00 per share. On January 22, 1998 and March 13, 1998, the Company granted additional options to purchase 75,000 and 25,000 shares of common stock at an exercise price of $19.66 and $15.34, respectively. On December 14, 1998, the Company exchanged the stock options granted on February 27, 1997. The exchange was accomplished by canceling 488,600 options at an exercise price of $18.00 per share and granting 307,818 new options at an exercise price of $9.00 per share. The new options represented 63% of the canceled options. On January 28, 1999, the Company granted options to purchase 15,000 shares of common stock at an exercise price of $9.16 per share. Under the 1997 Plan, granted shares which are subsequently forfeited become available for future grant.

     Upon consummation of a 1997 Distribution and Merger Agreement, the Company assumed all stock options outstanding under Culbro's stock option plans. These options were converted into options to purchase shares of common stock of the Company under the 1997 Plan. The number of outstanding options and the exercise prices were adjusted to preserve the value of the options. Consistent with the prior terms of the Culbro options, a portion of the options may be exercised as incentive stock options, which under current tax laws do not provide any tax deductions to the Company. These options are not exercisable until three years from the date of original grant and may be exercised over a period ending not later than ten years from the date of grant. None of these options may be exercised as stock appreciation rights.

OTHER STOCK AWARDS

     Under a separate stock option award, the Company granted an option to a non-employee consultant to purchase 15,000 shares at an exercise price of $9.09 per share.

     The following table summarizes all the transactions of the above options for the fiscal years ended November 27, 1999, November 28, 1998 and November 29, 1997:

                                                                       Weighted-
                                                                       Average
                                                           Number      Exercise
                                                           of Shares   Price
                                                           ---------   ---------
  Culbro options outstanding at November 30, 1996 .......    495,514           -
  Exercised prior to Merger and Distribution ............    (52,914)          -
                                                           ---------
  Outstanding at Merger and Distribution date ...........    442,600           -
                                                           =========
  Conversion to General Cigar options ...................  1,970,339      $ 5.75
  Exercised after merger ................................   (423,321)     $ 3.29
  General Cigar options granted during 1997 .............    661,600      $18.00
                                                           ---------
  Options outstanding at November 29, 1997 ..............  2,208,618      $ 9.89
  Exercised during 1998 .................................    (48,891)     $ 2.72
  Options forfeited .....................................   (173,000)     $18.00
  General Cigar options granted during 1998 .............    100,000      $18.58
                                                           ---------
  Options outstanding at November 28, 1998 ..............  2,086,727      $ 9.80
  Exercised during 1999 .................................   (155,996)     $ 2.90
  Options cancelled as a result of an exchange...........   (488,600)     $18.00
  Options forfeited .....................................   (155,485)     $10.90
  General Cigar options granted during 1999 .............    372,818      $ 9.03
                                                           ---------
  Options outstanding at November 27, 1999 ..............  1,659,464      $ 7.76
                                                           =========


  Prices range between $0.80 - $9.40 (weighted-average
    contractual life of 5.0 years) ......................  1,088,562      $ 4.03
  Prices range between $10.28 - $19.66 (weighted-average
    contractual life of 6.1 years) ......................    570,902      $14.87


  Exercisable options at:
    November 29, 1997 ...................................    472,172      $ 2.07
    November 28, 1998 ...................................    903,283      $ 1.93
    November 27, 1999 ...................................    941,849      $ 3.84

STOCK-BASED COMPENSATION

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" in accounting for its 1997 Plan. Compensation cost related to options issued under an employment agreement was $0.4 million in 1998 and $0.3 million in 1997. At November 28, 1998, these options were fully vested. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. Had compensation cost been determined by the fair value method prescribed by SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                 1999        1998        1997
                                                 ----        ----        ----
     Net income:
          As reported .....................  $106,562     $25,815     $36,064
          Pro forma .......................  $105,874     $24,824     $33,808

     Basic net income per share:
          As reported .....................   $  4.01     $  0.95     $  1.33
          Pro forma .......................   $  3.99     $  0.91     $  1.24

     Diluted net income per share:
          As reported .....................   $  3.92     $  0.92     $  1.26
          Pro forma .......................   $  3.90     $  0.88     $  1.18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively: expected volatility of approximately 40% for all years; risk free interest rate of 5.30%, 4.70% and 6.43%; expected option term of 6 years for all years; and no dividend yield for all options issued. The expected option term was developed based on historical grant and exercise information. The weighted-average fair value of options granted in 1999, 1998 and 1997 was $3.98, $8.64 and $8.96, respectively.



NOTE 10: LEASES

     The Company has the following noncancelable leases:

CAPITAL LEASES

     Future minimum lease payments under capital leases and the present value of such payments as of November 27, 1999 were:

     2000 ............................................................... $  253
     2001 ...............................................................    185
     2002 ...............................................................    102
     2003 ...............................................................     11
     2004 and thereafter ................................................     -
                                                                          ------
     Net minimum lease payments .........................................    551
     Less: Amounts representing interest ................................     39
                                                                          ------
     Present value of net minimum lease payments ........................    512
     Less: Current portion ..............................................    253
                                                                          ------
     Long-term capital lease obligations ................................ $  259
                                                                          ======

     Capital leases included in Property and Equipment, net were $0.5 million at November 27, 1999 and $4.7 million at November 28, 1998.

OPERATING LEASES

     Future minimum rental payments under noncancelable leases as of November 27, 1999 covering principally buildings were:

     2000 .............................................................. $ 2,387
     2001 ..............................................................   2,025
     2002 ..............................................................   1,552
     2003 ..............................................................   1,308
     2004 ..............................................................   1,002
     Later years .......................................................   1,907
                                                                         -------
     Total minimum lease payments ...................................... $10,181
                                                                         =======

     Total rental expense for all operating leases in 1999, 1998 and 1997 was $2.6 million, $1.7 million and $1.5 million, respectively.



NOTE 11: EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", adopted in 1998, using the following data:


                                                  1999         1998         1997
                                            ----------   ----------   ----------
   BASIC AND DILUTED EPS COMPUTATION:
   Net income.............................    $106,562     $ 25,815     $ 36,064
   Less:  Preferred stock dividends.......        (137)          -            -
                                            ----------   ----------   ----------
   Net income available
      to common stockholders..............    $106,425     $ 25,815     $ 36,064
                                            ==========   ==========   ==========

   Weighted average number of
     common shares outstanding:
        Basic.............................  26,513,374   27,285,551   27,172,526
        Add: Effect of stock options......     615,889      816,316    1,431,049
                                            ----------   ----------   ----------
        Diluted...........................  27,129,263   28,101,867   28,603,575
                                            ==========   ==========   ==========


   BASIC NET INCOME PER SHARE..............     $ 4.01       $ 0.95       $ 1.33
                                                 =====        =====        =====

   DILUTED NET INCOME PER SHARE............     $ 3.92       $ 0.92       $ 1.26
                                                 =====        =====        =====


     The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 947,177 in 1999 and 1,183,444 in 1998, because the options' exercise prices were greater than the average market price of the common shares.

NOTE 12: SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

NET SALES

     Excise taxes paid on cigar sales were $4.6 million, $9.9 million and $9.2 million for 1999, 1998 and 1997, respectively, and are included in net sales and cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Included in selling, general and administrative expenses were advertising expenses of $7.6 million, $9.9 million and $6.9 million for 1999, 1998 and 1997, respectively.

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

INVENTORIES

     Inventories consist of:


                                                           Nov. 27,    Nov. 28,
                                                               1999        1998
                                                           --------    --------
     Raw materials and supplies..........................  $106,086    $108,327
     Work-in-process.....................................     6,617       6,968
     Finished goods......................................    24,387      42,567
                                                           --------    --------
                                                           $137,090    $157,862
                                                           ========    ========

PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                             Estimated     Nov. 27,    Nov. 28,
                                          Useful Lives         1999        1998
                                          ------------     --------    --------
     Land .............................                    $  2,958    $  3,073
     Buildings ........................ 10 to 40 years       69,107      73,957
     Machinery and equipment ..........   3 to 7 years       36,808      50,551
                                          ------------     --------    --------
                                                            108,873     127,581
     Accumulated depreciation .........                     (48,688)    (50,772)
                                                           --------    --------

                                                           $ 60,185    $ 76,809
                                                           ========    ========

     Land and buildings include the Company's New York City headquarters building, at a cost of $42.0 million and accumulated depreciation of $12.9 million at November 27, 1999.

     Total depreciation expense for the Company was $5.8 million, $6.4 million and $4.3 million for 1999, 1998 and 1997, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued liabilities include trade payables of $16.9 million and $22.4 million for 1999 and 1998, respectively, accrued salaries, wages and other compensation of $4.3 million and $7.1 million for 1999 and 1998, respectively, and other accrued liabilities of $5.8 million and $12.0 million for 1999 and 1998, respectively, primarily for accrued workers compensation and general liability insurance.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Total interest paid by the Company was $2.4 million, $4.3 million and $3.0 million for 1999, 1998 and 1997, respectively.

     The Company made income tax payments of $19.8 million, $7.8 million and $16.7 million in 1999, 1998 and 1997, respectively.

     In 1999, non-cash investing activities consisted of $3.3 million issuance of subsidiary preferred stock for marketable securities.



NOTE 13: BUSINESS SEGMENT INFORMATION

     As of April 30, 1999, the Company's operations are conducted within one business segment comprising the manufacturing and marketing of Premium cigars, sold primarily in the United States, and related activities including the distribution of lighters and the operation of cigar bars. The Company's export sales are not material.

     In 1999,  1998 and 1997,  sales to one customer  were  approximately  $26.2
million,   $41.7  million  and  $30.3  million,   or  14.4%,  15.4%  and  11.5%,
respectively, of the Company's net sales.

NOTE 14: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



     1999 QUARTERS                                     1ST         2ND         3RD         4TH         TOTAL
     -------------                                     ---         ---         ---         ---         -----
     NET SALES .................................  $ 52,495     $49,109     $38,698     $41,964      $182,266
     GROSS PROFIT ..............................    24,694      22,914      19,951      18,450        86,009
     GAIN ON SALE OF BUSINESS ..................        -      152,261          -       (9,943)      142,318
     NET INCOME ................................     3,966      97,575       5,355        (334)      106,562
     DILUTED NET INCOME PER SHARE ..............  $   0.15     $  3.60     $  0.20     $ (0.02)     $   3.92
                                                  ========     =======     =======     =======      ========



     1998 QUARTERS                                     1ST         2ND         3RD         4TH         TOTAL
     -------------                                     ---         ---         ---         ---         -----
     NET SALES .................................  $ 67,737     $68,248     $63,398     $71,802      $271,185
     GROSS PROFIT ..............................    32,951      31,926      30,957      38,408       134,242
     SPECIAL CHARGES ...........................        -           -           -        8,227         8,227
     GAIN ON INSURANCE SETTLEMENT ..............        -           -           -        3,753         3,753
     NET INCOME ................................     7,687       6,766       5,013       6,349        25,815
     DILUTED NET INCOME PER SHARE ..............  $   0.27     $  0.24     $  0.18     $  0.23      $   0.92
                                                  ========     =======     =======     =======      ========



     1997 QUARTERS                                     1ST         2ND         3RD         4TH         TOTAL
     -------------                                     ---         ---         ---         ---         -----
     Net sales .................................  $ 49,798    $ 58,908     $70,660    $ 83,467      $262,833
     Gross profit ..............................    22,283      26,473      35,267      43,973       127,996
     Net income ................................     4,277       6,390      11,369      14,028        36,064
     Diluted net income per share ..............  $   0.15    $   0.22     $  0.40    $   0.49      $   1.26
                                                  ========     =======     ========   ========      ========



NOTE 15: COMMITMENTS AND CONTINGENCIES

     As of November 27, 1999, the Company had firm commitments for capital expenditures of approximately $1.3 million for the completion of existing projects in its manufacturing facilities. The Company also plans to complete purchases of approximately $34 million of tobacco over the next nine to twelve months, under earlier existing commitments.

     The  Company   believes  that  the  outcome  of  currently   pending  legal
proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position, result of operations, and cash flows.



NOTE 16: NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 17: SUBSEQUENT EVENT - AGREEMENT AND PLAN OF MERGER

     On January 19, 2000,  the Company  entered  into an  Agreement  and Plan of
Merger (the "Merger Agreement") with Swedish Match AB ("Swedish Match") and Swedish Match's wholly owned subsidiary, SM Merger Corporation ("Merger Sub"). The Merger Agreement provides that upon satisfaction of certain conditions, Merger Sub will merge into the Company with the Company surviving the merger (the "Merger"). The Merger will result in Swedish Match owning a 64% interest in the Company. Pursuant to the Merger Agreement, each share of common stock of the Company owned by the public will be purchased for $15.25 per share in cash. The Cullman family has agreed to sell approximately one third of their holdings to Swedish Match for $15.00 per share in cash immediately prior to the Merger pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). The
Cullman family, which has managed the Company since 1961, will hold the remaining 36% of the Company following the Merger and will continue to manage the Company. The Merger requires the approval of the Company's stockholders, including the vote of a majority of the Class A shares, other than those held by the Cullman family, voting separately as a class. The Cullman family has agreed pursuant to a voting agreement with Swedish Match (the "Voting Agreement") to vote all of their Class B shares in their capacities as stockholders in favor of the Merger and against any competing offer for a period of eighteen months in the event of a termination of the Merger Agreement. The Board of Directors of the Company unanimously approved the Merger based upon the unanimous recommendation of a special committee of independent directors. See Form 8-K filed by General Cigar on January 21, 2000.

     The aggregate cost of the transaction is approximately $330 million of which $170 million will be paid by Swedish Match to buy certain shares of the Cullman family at $15.00 per share and to provide part of the financing for the Company to buy public shares at $15.25 per share. The Company plans to finance the remaining $160 million of the transaction with a combination of existing cash and equivalents, and borrowings under a new credit facility which is currently being negotiated. Under the current terms of the Merger Agreement, the Company is expected to borrow approximately $55 million to finance the transaction which is expected to close during the second quarter of 2000.

     The consolidated financial statements of the Company do not reflect the effect of the Merger Agreement.

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

     The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices. The Audit Committee meets periodically with management, the internal audit department and independent accountants to discuss audit activities, internal controls and financial reporting matters. The internal audit department and the independent accountants have full and free access to the Audit Committee.

     To foster the conduct of its business in accordance with the highest ethical standards, the Company annually disseminates ethical guidelines, compliance with which is monitored by senior management and the Audit Committee.

     The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants was recommended and approved by the Audit Committee and the Board of Directors, and was approved by the shareholders. PricewaterhouseCoopers' Report is based on an audit conducted in accordance with generally accepted auditing standards, including a review of internal accounting controls to the extent deemed appropriate in order to issue their opinion on the financial statements, and tests of accounting procedures and records.



/s/ EDGAR M. CULLMAN
--------------------
Edgar M. Cullman
Chairman



/s/ JOSEPH C. AIRD
------------------
Joseph C. Aird
Senior Vice President,
Chief Financial Officer,
Treasurer and Acting Controller

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
General Cigar Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of General Cigar Holdings, Inc. and its subsidiaries at November 27, 1999 and November 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
February 1, 2000

                          GENERAL CIGAR HOLDINGS, INC.

                       INDEX TO ADDITIONAL FINANCIAL DATA



--------------------------------------------------------------------------------

   Report of Independent Accountants on Financial Statement
      Schedule and Consent of Independent Accountants .....................  C-1

   Schedule II - Valuation and Qualifying Accounts ........................  S-1

   Exhibit 21 - Subsidiaries of General Cigar Holdings, Inc ...............  E-1

   Exhibit 27 - Financial Data Schedule ...................................  E-2



                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of General Cigar Holdings, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 1, 2000 which appears in this Form 10-K to the Shareholders of General Cigar Holdings, Inc. also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
February 1, 2000




                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (333-30659) of General Cigar Holdings, Inc. of our report dated February 1, 2000 appearing in the 1999 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears above.


/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
February 23, 2000

                          GENERAL CIGAR HOLDINGS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (dollars in thousands)


                                             Balance at   Charged to     Charged to   Deductions   Balance at
                                              Beginning    Costs and          Other         From          End
     Description                                of Year     Expenses       Accounts     Reserves      of Year
     -----------                             ----------   ----------     ----------   ----------   ----------
     FOR FISCAL YEAR ENDED NOVEMBER 27, 1999
     ---------------------------------------
        RESERVES:
        Uncollectible accounts - trade........   $1,327          459              -       978(1)        $ 808
                                               ========       ======         ======   ==========      =======
     FOR FISCAL YEAR ENDED NOVEMBER 28, 1998
     ---------------------------------------
        RESERVES:
        Uncollectible accounts - trade........   $1,331          983              -       987(1)       $1,327
                                               ========       ======         ======   ==========      =======
     FOR FISCAL YEAR ENDED NOVEMBER 29, 1997
     ---------------------------------------
        RESERVES:
        Uncollectible accounts - trade........   $  482        1,372            413       936(1)       $1,331
                                               ========       ======         ======   ==========      =======

----------------------------
Notes:
(1)   Accounts receivable written-off.