Form 10-K/A
period 1999-11-27
GENERAL CIGAR HOLDINGS INC
filed 2000-03-24
CIK 1029456

================================================================================
________________________________________________________________________________

                          AMENDMENT NO. 1 TO FORM 10-K
                                 _______________

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



ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10 - DIRECTORS AND MANAGEMENT


     Set forth below are the names of each director and executive officer of the Company, the present principal occupation or employment of each such person and the name and principal business of the corporation or other organization in which such occupation or employment of each such person is conducted. Also set forth below are the material occupations, positions, offices and employment of each such person and the name and principal business of any corporation or other organization in which any material occupation, position, office or employment of each such person was held during the last five years. Each person listed below is a citizen of the United States.


                                   DIRECTORS
                                   ---------

                                       DATE SINCE NAMED
NAME (LETTERS REFER TO                 INDIVIDUAL HAS        PRINCIPAL OCCUPATION AND          ALSO SERVES AS A DIRECTOR
COMMITTEE MEMBERSHIPS,                 CONTINUOUSLY SERVED   BUSINESS EXPERIENCE DURING        OF THE FOLLOWING
IDENTIFIED BELOW) (1)          AGE     AS A DIRECTOR (2)     PAST FIVE YEARS (3)               CORPORATIONS
-----------------------       -----   --------------------   --------------------------        --------------------------
Bruce A. Barnet..............  54      1990                  Private Investor; President       Mainspring Communications;
(a, b, g)                                                    and Chief Executive               Commerce, Inc. and Yapa,
                                                             Officer of Cahners Business       Inc.
                                                             Information (1996-1999);
                                                             President and Chief Executive
                                                             Officer of Cowles Enthusiast
                                                             Media (1993-1996)


John L. Bernbach.............  56      1988                  Chairman and Chief Executive      North American
(a, e, f, g)                                                 Officer of The Bernbach Group,    Television, Inc.;
                                                             Inc.-- consulting (1994);
                                                             Northbridge Programming, Chairman
                                                             and Chief Executive Inc.; Officer
                                                             of North American Sportsworld
                                                             Media Group Television,
                                                             Inc.--television distribution;
                                                             Vice Chairman of DDB Needham
                                                             Worldwide, Inc. (1993-1994)

Edgar M. Cullman (4).........  82      1961                  Chairman of the Board of          Centaur Communications
(c, d, e)                                                    Directors (1996); Chief           Limited;
                                                             Executive Officer of Culbro       Bloomingdale Properties,
                                                             Corporation (1962-1996)           Inc.;
                                                                                               Griffin Land & Nurseries,
                                                                                               Inc.; (6)

Edgar M. Cullman, Jr. (4)....  54      1982                  President and Chief Executive     Bloomingdale Properties,
(c, d, f, g)                                                 Officer (1996); Chief Executive   Inc.;
                                                             Officer of Culbro Corporation     Doral Financial
                                                             (1996-1997); President and        Corporation; (6)
                                                             Chief Operating Officer of
                                                             Culbro Corporation (1984-1996);
                                                             President of Culbro Land
                                                             Resources, Inc. (1995)
                                                             (1992-1993)

Susan R. Cullman (4).........  49      1997                  Co-Chairperson; Republican        Choate Rosemary Hall
(c, f, g)                                                    Pro-Choice Coalition (1995)       Foundation

John L. Ernst (5)............  59      1983                  Chairman of the Board and         Doral Financial
(b, c, e)                                                    President of Bloomingdale         Corporation;
                                                             Properties, Inc.                  Griffin Land & Nurseries,
                                                                                               Inc.

Thomas C. Israel.............  55      1989                  Chairman of A.C. Israel
(b, g)                                                       Enterprises, Inc.--investments

Dan W. Lufkin................  68      1976                  Private investor                  Allen & Co., Inc.;
(a, b, c, d, e)                                                                                Syratech, Inc.

Graham V. Sherren............  62      1987                  Chairman and Chief Executive      Duplo International Ltd.;
(g)                                                          Officer of Centaur                Gieves
                                                             Communications                    Group Ltd.; Hundred Acre
                                                             Limited--publisher of magazines   Securities Ltd.; InType
                                                             and trade periodicals in the      Ltd.
                                                             United Kingdom

Peter J. Solomon.............  61      1980                  Chairman of Peter J. Solomon      Monro Muffler Brake,
(b, d)                                                       Company Limited and Peter J.      Inc.; Office Depot, Inc.;
                                                             Solomon Securities Company        Phillips- Van Heusen
                                                             Limited                           Corporation

Francis T. Vincent, Jr.......  61      1992                  Vincent Enterprises; Private      Oakwood Homes Corp.; Time
(a, b, g)                                                    investor                          Warner, Inc.; Westfield
                                                                                               America, Inc.



Member of the: (a) Audit Committee; (b) Compensation Committee; (c) Executive Committee; (d) Finance Committee; (e) Nominating Committee; (f) Public Policy Committee; and (g) Strategic Planning Committee

(1) The business address and business telephone number of each director, as well as the Company, is 387 Park Avenue South, New York, NY 10016-8899,
     (212) 448-3800.

(2) Except for Susan R. Cullman, who was elected as a director of General Cigar in 1997, each director shown as serving on the Board of Directors prior to 1997 served as a director of Culbro, which was merged into General Cigar.

(3) Except as otherwise indicated each director has had the same principal occupation during the past five years. Positions not otherwise identified are with the Company.

(4)  Mr. Cullman is the father of Mr. Cullman, Jr. and Ms. Cullman.

(5)  Mr. Ernst is the nephew of Mr. Edgar M. Cullman.

(6) Messrs. Cullman served as directors of The Eli Witt Company, which filed for relief from its creditors under Chapter 11 of the Federal Bankruptcy Code in November 1996.

     The Board of Directors held 10 meetings during 1999. The Company has the following Committees of the Board of Directors: Audit, Compensation, Executive, Finance, Nominating, Public Policy and Strategic Planning. Committee memberships of the Board of Directors are indicated in the above table.

     Members of the Board of Directors who are not employees of the Company received $20,000 per year and $900 for each Board and Committee meeting attended in 1999. Committee chairpersons received $1,300 for each Committee meeting attended, except for the chairpersons of the Audit and Compensation Committees who received $1,600. Reduced amounts were paid if more than one meeting was held on any day. Non-employee directors who are not members of the Cullman & Ernst Group participate in the Company's stock option plans for non-employee directors.


                            EXECUTIVE OFFICERS (1)(2)
                            -------------------------

NAME OF EXECUTIVE                            OTHER PRESENT               YEAR                 OTHER POSITIONS
OFFICER AND                                  POSITIONS AND               SERVICE              OR OTHER BUSINESS
PRESENT PRINCIPAL                            OFFICES                     AS EXECUTIVE         EXPERIENCE DURING
POSITION                                     (BEGINNING                  OFFICER              PAST FIVE
(BEGINNING YEAR)                  AGE        YEAR)                       BEGAN                YEARS (YEARS)
------------------                ---        -------------               ------------         ------------------
A. Ross Wollen ................   56         Senior Vice                 1977                 None
General Counsel                              President (1983)
(1980)                                       Secretary (1987)

Joseph C. Aird ................   55         Senior Vice                 1987                 Senior Vice
Chief Financial Officer                      President (1996)                                 President--Controller
(1998)                                       Treasurer and                                    (1996)
                                             Acting Controller (1998)

David M. Danziger (3)..........   34         Vice President Corporate                         Director of Operational Projects
Vice President                               Development (1996)                               - The Eli Witt Company
Sales and Marketing                          Senior Vice                 1996                 (7/95-1/96);Harvard Business
(1999)                                       President-Villazon &                             School (MBA)(9/92-6/94)
                                             Company (a subsidiary
                                             of General Cigar) (1998)

Janet A. Krajewski ............   45         None                        1993                 None
Vice President-Taxes (1993)



(1)  Excludes Messrs. Cullman who are listed under Directors.

(2) The business address and business telephone number of each executive officer, as well as the Company, is 387 Park Avenue South, New York, NY 10016-8899, (212) 448-3800.

(3) Mr. Danziger is the grandson of Edgar M. Cullman and nephew of Edgar M. Cullman, Jr. Mr. Danziger served as Director of Operational Projects for the Eli Witt Company, which filed for relief from its creditors under Chapter 11 of the Federal Bankruptcy Code in November 1996.

ITEM 11 - EXECUTIVE COMPENSATION


     The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the four highest-paid executive officers (collectively, the "Named Executive Officers"), as well as the total compensation paid to each individual during the Company's last three calendar years, except where otherwise noted.



                                                                                              LONG TERM
                             ANNUAL COMPENSATION                                         COMPENSATION AWARDS
--------------------------------------------------------------------------------    -----------------------------
                                                                                                       SECURITIES
                         NAME AND PRINCIPAL                                           OTHER ANNUAL     UNDERLYING
                            POSITION(1)              YEAR   SALARY      BONUS        COMPENSATION(2)    OPTIONS
---------------------------------------------------  ----  --------  -----------    ----------------   ----------
Edgar M. Cullman...................................  1999  $416,346(6)                   $12,452
  Chairman of the Board                              1998   450,000                       12,956
                                                     1997   400,000  $   440,000(3)       12,756

Edgar M. Cullman, Jr. .............................  1999   459,615(6)                   294,052
  President and Chief Executive Officer              1998   500,000                      284,829
                                                     1997   440,000      456,676         285,166

A. Ross Wollen.....................................  1999   265,000      200,000(5)      247,491
  Senior Vice President, General Counsel             1998   265,000                      243,996
  and Secretary                                      1997   236,250      297,123(4)      244,185         15,750

Joseph C. Aird.....................................  1999   230,000      200,000(5)       25,548
  Senior Vice President, Chief Financial             1998   187,000                      153,810
  Officer, Treasurer and Acting Controller           1997   170,000      188,222(4)      156,254         15,750

Janet A. Krajewski.................................  1999   150,000      150,000(5)       61,268
  Vice President-Taxes                               1998   135,000       47,743          61,118
                                                     1997   115,500      125,000(4)       60,504          9,450

-------------------------

(1) Each of the executive officers identified was employed by Culbro or a subsidiary of Culbro until August 29, 1997.

(2) Amounts shown under Other Annual Compensation include matching contributions made by the Company under its Savings Plan and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits (See "Employee Benefit Plans"). Amounts shown include amounts paid annually in each of fiscal year 1997, 1998 and 1999 to Messrs. Cullman, Jr. and Wollen, as a result of the termination and payout of benefits under the 1995-1997 Long Term Performance Plan. See "Employee Benefit Plans--Long Term Performance Plan." Mr. Aird's payment was deferred under the Company's Deferred Incentive Compensation Plan.

(3) Special bonus awarded to Edgar M. Cullman as a result of the Company's performance in 1997.

(4) Amounts shown include special bonuses of $150,000, $100,000 and $100,000 paid to Messrs. Wollen and Aird and Ms. Krajewski, respectively, in connection with the Company's initial public offering.

(5) Special bonuses awarded to Messrs. Wollen and Aird and Ms. Krajewski as a result of the sale of the Company's Mass-Market Cigar business in 1999.

(6) The salaries of Messrs. Cullman and Cullman, Jr., were decreased to $325,000 and $350,000, respectively, in October 1999.


EMPLOYEE BENEFIT PLANS

1997 STOCK PLAN


     General Cigar adopted a Stock Plan (the "1997 Stock Plan") in February 1997. A total of 3,300,000 shares of Class A Common Stock were authorized to be made available for issuance under the 1997 Stock Plan. Options granted under the 1997 Stock Plan are either incentive stock options or nonqualified options. The 1997 Stock Plan contains a limitation on the dollar amount of incentive stock options which may be granted to any employee and restrictions pertaining to any grant to an employee who beneficially owns 10% or more of the outstanding Common Stock. In connection with the Company's initial public offering on February 28, 1997 (the "IPO"), more than 40 Company employees were granted incentive stock options to purchase shares of General Cigar's Common Stock under the 1997 Stock Plan. Such options had an exercise price equal to $18.00 per share (which was the price per share in the IPO) and become exercisable in three equal cumulative annual installments on each of the third, fourth and fifth anniversaries of the date of grant. On December 14, 1998, the Company exchanged the stock options granted on February 27, 1997. The exchange was accomplished by canceling 488,600 options at an exercise price of $18.00 per share and granting 307,818 new options at an exercise price of $9.00 per share. The new options represented 63% of the canceled options. As of November 27, 1999 there were 1,659,464 shares of Class A Common Stock reserved for issuance under the 1997 Stock Plan.


STOCK OPTION INFORMATION


     No stock options were granted to any of the Named Executive Officers during fiscal 1999. The following table presents the value of unexercised options held by the Named Executive Officers at November 27, 1999. During 1999, no stock options were exercised by any of the Named Executive Officers. Edgar M. Cullman did not hold any options at 1999 fiscal year end.



                                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                         UNDERLYING OPTIONS HELD      IN-THE-MONEY OPTIONS AT
                             SHARES ACQUIRED    VALUE     AT FISCAL YEAR END (#)        FISCAL YEAR END (1)
                               ON EXERCISE    REALIZED  --------------------------  ---------------------------
NAME                               (#)           ($)    EXERCISABLE  UNEXERCISABLE  EXCERCISABLE  UNEXERCISABLE
---------------------------- ---------------  --------  -----------  -------------  ------------  -------------
Edgar M. Cullman, Jr (2) ...       --            --          88,951        355,787           --             --
A. Ross Wollen .............       --            --         129,539         15,750     $ 509,951            --
Joseph C. Aird .............       --            --          31,275         15,750        90,350            --
Janet A. Krajewski .........       --            --          20,116          9,450        67,753            --

-------------------------




(1) The amounts presented in this column have been calculated based upon the difference between the fair market value of $7.50 of General Cigar Common Stock on November 27, 1999 and the exercise price of each stock option.

(2) Edgar M. Cullman, Jr. was granted an option to purchase 100,000 shares of Culbro common stock in March 1996, which option was converted into an option to purchase 444,738 shares of General Cigar's Common Stock as a result of the Reorganization. Such option is exercisable in equal annual installments over five years beginning on February 21, 1999 and ending on February 21, 2003. The option was originally granted by Culbro at the exercise prices of $66.00, $66.00, $72.60, $72.60 and $80.00 for the years
     1999, 2000, 2001, 2002 and 2003, respectively, which exercise prices were reformulated as a result of the Reorganization to be approximately $13.27, $13.27, $14.60, $14.60 and $16.08 for such years, respectively.


ANNUAL INCENTIVE COMPENSATION PLAN


     The Compensation Committee meets during the first quarter of each year to assess the performance during the preceding fiscal year of the officers of the Company and to recognize and reward meritorious performance by payment of incentive compensation with respect to such year. Pursuant to a plan approved for 1999 by the Board of Directors, such annual incentive compensation was based upon predetermined percentages of each recipient's annual salary and depended upon the achievement of specified subjective and Company financial goals. The Company's 1999 financial goal of actual results compared to plan was not achieved in 1999, and no incentive compensation was paid to any Named Executive Officer with respect to 1999 under the annual incentive compensation plan.


LONG TERM PERFORMANCE PLAN


     The Long Term Performance Plan for 1995-1997 as it related to the corporate executives of the Company (and, in 1995-1996, Culbro) was based upon the stock price of Culbro Common Stock. In late 1996, the Culbro Board of Directors, on the recommendation of the Culbro Compensation Committee, approved the full vesting and termination of the 1995-1997 Performance Plan as it pertained to Culbro corporate executives. These awards totaled approximately $3.4 million and were paid by the Company in three equal annual installments from 1997 to 1999. Such payments made in fiscal 1999 to the Named Executive Officers are set forth in the Summary Compensation Table. No other payments were made in 1999 to any Named Executive Officers with respect to any other long term performance plan.


DEFERRED INCENTIVE COMPENSATION PLAN


     The Company's Deferred Incentive Compensation Plan (the "Plan") was assumed from Culbro in connection with the merger of Culbro into the Company (the "Merger"). The Plan is administered by the Compensation Committee, pursuant to which recipients of compensation, incentive compensation and directors' fees may elect to defer receipt thereof under a defined contribution arrangement. Amounts deferred earn interest, compounded quarterly, at the prime rate less 1%. Such amounts are not intended to be recognized for tax purposes until received. Participating recipients may designate the amount and the time periods of deferral. Participants have no vested rights in deferred amounts credited to their accounts and are general creditors of the Company until such amounts actually are paid.


SAVINGS PLAN


     The Culbro Board of Directors adopted a Savings Plan in 1982 (the "Savings Plan"), which Savings Plan was assumed by General Cigar in connection with the Merger. The Savings Plan covers salaried and hourly employees of the Company and its participating subsidiaries who are employed in the U.S., are over age 21 and have six months of service. In 1999, a participating employee could have (i) saved up to 5% of annual base salary through payroll deductions, with the Company contributing $0.40 on each dollar contributed and (ii) saved an additional 10% of annual base salary without receiving any matching contributions. Highly compensated employees are limited to an additional 3% of annual base salary without receiving any matching contributions. Contributions made in 1999 through payroll deductions not in excess of $10,000 per employee may have been accumulated as pre-tax savings pursuant to Section 401(k) of the Internal Revenue Code. Participants are permitted to choose to allocate their contributions among several alternative investment options.

     During the period from January 1, 1999 to December 31, 1999, the Company's matching contributions under the Savings Plan for the accounts of the Named Executive Officers are set forth under Other Annual Compensation.


RETIREMENT PLAN


     Retirement benefits are payable under the Company's Employees Retirement Plan (the "Retirement Plan") for officers and other employees of the Company and its participating subsidiaries, which Retirement Plan General Cigar assumed from Culbro in connection with the Merger. Directors who are not employees do not participate. Benefits are accrued under the Plan on a career-average earnings basis and through 1999, the pension credit is 1.1% for annual compensation up to the individual's covered compensation as determined from published Social Security tables and 1.65% for annual compensation above said amounts. Compensation is the base rate of earnings as of the first business day of each plan year payable for service during the plan year excluding overtime, bonuses, incentive compensation or other additional compensation. The estimated annual benefits payable as a life annuity upon retirement at normal retirement age, which assumes service will continue until age 65 at 1999 base salaries, for Messrs. Cullman, Jr., Wollen, Aird and Ms. Krajewski are $103,558, $66,537, $51,404 and $57,750, respectively. The retirement benefit of $309,070, subject to certain inflation adjustments, for Edgar M. Cullman reflects the fact that he deferred receipt since age 65 from 1983 to 1989.


INSURANCE AND HEALTH PROGRAMS


     The Company maintains a variety of employee welfare benefit plans providing life, hospitalization, medical and long-term disability insurance for its salaried and certain hourly paid employees, which plans were assumed from Culbro in connection with the Merger. In addition, the Company provides life, hospitalization and medical insurance for certain of its retired employees, which were also assumed from Culbro in connection with the Merger. The Company's aggregate contributions for such employee welfare benefit plans in fiscal 1999 amounted to approximately $3.2 million.

     In 1976, Culbro adopted an Executive Life Insurance Program (the "Program") pursuant to which insurance was purchased for middle and senior level officers and employees. Insurance coverage of $20,000 was provided for each $10,000 salary increment in excess of $50,000 and additional coverage of $10,000 was provided for each $10,000 salary increment in excess of $100,000 up to a maximum insurance coverage of $250,000. As of July 1, 1988 the Program was suspended and all benefits remain as they were as of that date. No new participants have been offered benefits under this Program since its suspension. In connection with the Merger, General Cigar assumed responsibility for the suspended benefits. The aggregate face amount of such coverage through November 27, 1999 was approximately $2.6 million. The amounts paid by the Company in fiscal 1999 as premiums totaled approximately $155,000, which was paid in part from loans against the cash value of said insurance policies and the balance in cash.


EMPLOYMENT AGREEMENT WITH NAMED EXECUTIVE OFFICER


     Mr. Wollen and the Company entered into an Employment Agreement (the "Agreement"), dated June 6, 1997, pursuant to which the Company agreed to employ Mr. Wollen in his current position and salary, subject to annual increases, until June 6, 2000. The Agreement specifies that if Mr. Wollen is terminated for any reason, other than "for cause" as defined or there occurs a "change of control" as defined, he would be paid 300% of his then current annual salary and would be vested in the Company's employee benefit plans in which he then participated.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information as of January 19, 2000, except as otherwise indicated, concerning the beneficial ownership of the Company's common stock by (1) each person or group known by the Company to beneficially own more than 5% of the outstanding shares of common stock of either Class A or Class B shares; (2) each director of the Company; (3) the Chief Executive Officer and other four most highly compensated executive officers of the Company; and (4) all of the Company's directors and executive officers as a group. Information with respect to the Class A common stock held by each person or group of persons and percentage thereof includes all shares of Class A common stock issuable upon conversion of shares of Class B common stock, such that each share of Class B common stock is also reflected as a share of Class A common stock. Edgar M. Cullman, Sr. and Edgar M. Cullman, Jr. have been appointed to represent the Cullman-Ernst Group and all such shares are included in their totals. See footnotes (2) and (4).



                                                           CLASS A COMMON STOCK            CLASS B COMMON STOCK
                                                          SHARES                           SHARES
                                                       BENEFICIALLY     PERCENT OF      BENEFICIALLY     PERCENT OF
NAME AND ADDRESS (1)                                     OWNED(2)        TOTAL(3)        OWNED (2)        TOTAL(3)
                                                       -------------   -------------  ---------------   -------------
Edgar M. Cullman, Sr. (4)........................        9,935,152           36.7%        9,934,990           73.5%
Edgar M. Cullman, Jr. (4)........................        9,935,152           36.7%        9,934,990           73.5%
Louise B. Cullman (4)............................        3,679,829           13.6%        3,679,829           27.2%
Susan R. Cullman (4).............................        3,384,906           12.5%        3,384,906           25.0%
Lucy C. Danziger (4).............................        4,600,582           17.0%        4,600,582           34.0%
John L. Ernst (4)................................        1,860,498            6.9%        1,860,498           13.8%
B. Bros. Realty Limited Partnership (5)..........        1,039,339            3.8%        1,039,338            7.7%
Gabelli Funds, Inc. (6)..........................        8,281,756           30.6%        2,250,695           16.7%
Wellington Management Company, LLP (7)...........          849,700            3.1%
Gilder Gagnon Howe & Co. LLC (8).................          968,667            3.5%
Knight, Bain, Seath & Holbrook
  Capital Management Inc.(9).....................          678,300            2.5%
Bruce A. Barnet..................................           18,226            *                 444            *
John L. Bernbach.................................            2,667            *               2,667            *
Thomas C. Israel.................................           40,010            *              22,228            *
Dan W. Lufkin....................................          137,237            1.0            62,237            *
Graham V. Sherren................................            2,222            *               2,222            *
Peter J. Solomon.................................           22,227            *               4,445            *
Francis T. Vincent, Jr...........................           22,227            *               4,445            *
Joseph C. Aird...................................           71,208            *              53,323            *
Janet A. Krajewski...............................           58,950            *             20,116             *
A. Ross Wollen...................................          166,355            1.2            75,859            *
All directors and executive officers
  collectively, consisting of 14 persons.........       10,476,481           38.7%       10,160,800           75.2%
---------------
* Less than 1%



(1) Unless otherwise indicated, the address of each person listed is c/o General Cigar Holdings, Inc., 387 Park Avenue South, New York, New York 10016.

(2) This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission. Beneficial ownership reflects sole investment and voting power, except as reflected in footnote 4. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in footnote 4, are officers and directors. As of January 19, 2000, a group (the "Cullman & Ernst Group") consisting of Edgar M. Cullman, Sr., Edgar M. Cullman, Jr., Susan R. Cullman, direct members of their families and trusts for their benefit; John L. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 9,935,152 shares of the Class B common stock (approximately 74% of the outstanding shares of Class B common stock). Among others, Edgar M. Cullman, Sr., Edgar M. Cullman, Jr., their wives, Susan R. Cullman and Mr. Ernst hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements. The Cullman & Ernst Group has entered into the Stock Purchase Agreement, the Voting Agreement and the Shareholders' Agreement.

(3) Other than 162 shares of Class A common stock, all stock held by the Cullman & Ernst group is Class B common stock.

(4) Included within the shares shown as beneficially owned by Edgar M. Cullman, Sr. are 9,935,152 shares of Class B common stock in which he holds shared investment and/or voting power following his appointment as representative in connection with the proposed merger discussed herein; included within the shares shown as beneficially owned by John L. Ernst are 1,828,567 shares of Class B common stock in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Edgar M. Cullman, Jr. are 9,935,152 shares of Class B common stock in which he holds shared investment and/or voting power following his appointment as representative in connection with the proposed merger discussed herein; and included within the shares shown as beneficially owned by Susan R. Cullman are 2,994,740 shares of Class B common stock in which she holds shared investment and/or voting power. Included within the shares shown as beneficially owned by Louise B. Cullman are 3,220,112 shares of Class B common stock in which she holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Lucy C. Danziger are 4,236,747 shares of Class B common stock in which she holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Cullman, Ernst and Cullman, Jr. and Susan R. Cullman disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares. Louise B. Cullman is the wife of Edgar M. Cullman; Susan R. Cullman and Lucy R. Danziger are the daughters of Edgar M. Cullman and Louise B. Cullman.

(5) The address of B. Bros. Realty Limited Partnership is 641 Lexington Avenue, New York, New York 10022.

(6) As of February 22, 2000. Such person's percentage of the total outstanding shares of Class A common stock has been calculated assuming the conversion of all shares of Class B common stock held by all holders of Class B common stock. Assuming that such person (and no other holder of Class B common stock) were to convert all of such person's shares of Class B common stock into shares of Class A Common Stock, such person's percentage of the total outstanding shares of Class A common stock would be 52.4%. The address of such person is Gabelli Funds, Inc., One Corporate Center, Rye, New York, New York 10580. A form filed with the Securities and Exchange Commission in September 1991 and amended as of February 22, 2000 by Gabelli Funds, Inc., indicates that the securities have been acquired by Gabelli Funds, Inc. and its wholly-owned subsidiaries on behalf of their investment advisory clients. The Company has been informed that no individual client of Gabelli Funds, Inc. has ownership of more than 5% of the Company's outstanding common stock.

(7) The address of Wellington Management Company, LLP ("WMC") is 75 State Street, Boston, Massachusetts 02109. A form filed with the Securities and Exchange Commission as of December 31, 1999 by WMC indicates that these shares are held in individual customer accounts. A separate form with respect to the same shares was filed by Hartford Mutual Funds, Inc. on behalf of the Hartford Capital Appreciation Fund.

(8) The address of Gilder Gagnon Howe & Co. LLC ("Gilder Gagnon") is 1775 Broadway, New York, New York 10019. A form filed with the Securities and Exchange Commission on February 14, 2000 by Gilder Gagnon indicates that most of these shares are held in individual customer accounts.

(9) The address of Knight, Bain, Seath & Holbrook Capital Management Inc. ("Knight, Bain") is 1 Toronto Street, Suite 708, Toronto, Ontario M5C 2V6. A form filed with the Securities and Exchange Commission on January 20, 1999 by Knight, Bain indicates that most of theses shares are held in individual customer accounts. The EDGAR system revealed no subsequent forms being filed by such person.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are required by regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based upon its involvement in the preparation of certain of such forms, a review of the copies of other such forms received by it and the written representations from certain reporting entities that no Form 5 was required for each such entity, the Company believes that with respect to 1999 all such Section 16(a) filing requirements were satisfied.


INTERESTS IN CERTAIN TRANSACTIONS


     For the information of stockholders, attention is called to the following transactions between the Company and other parties in which the persons mentioned below might have had a direct or indirect interest.

1. The Company entered into an agreement with John L. Bernbach in 1997 pursuant it which Mr. Bernbach provides consulting services to the Company with respect to its international operations. During the Company's 1999 fiscal year, Mr. Bernbach received advisory fees of $56,250 pursuant to such agreement.

2. Messrs. Cullman are members of the Board of Directors, and Mr. Ernst is Chairman and President, of Bloomingdale Properties, Inc., which provides the Company with real estate management and advisory services. In 1999, the Company paid Bloomingdale Properties, Inc. a fee of approximately $173,500 for management of the Company's New York office building and for other real estate advisory services.

3. Peter J. Solomon Company Limited ("PJSC"), whose Chairman is Peter J. Solomon, provides the Company with strategic and financial advisory services. In 1999, the Company paid PJSC an aggregate fee of $1,671,402 in connection with the sale of its Mass Market business.

4. Edgar M. Cullman, the Chairman of General Cigar, is also the Chairman of Griffin Land & Nurseries, Inc. ("Griffin"). In addition, certain members of the Cullman & Ernst Group who may be deemed to beneficially own more than five percent of General Cigar's Class B Common Stock (see "Security Ownership of Management and Principal Holders") also may be deemed to beneficially own more than five percent of the Common Stock of Griffin. Prior to the Reorganization of 1997, Griffin, as lessor, and General Cigar Co., Inc. ("General Cigar Co."), a wholly owned subsidiary of General Cigar, as lessee, entered into a lease for certain agricultural land in Connecticut and Massachusetts (the "Agricultural Lease"). The Agricultural Lease is for approximately 500 acres of arable land held by Griffin for possible development in the long-term, but which is being used by General Cigar, Co. for growing Connecticut Shade wrapper tobacco. General Cigar Co.'s use of the land is limited to the cultivation of cigar wrapper tobacco. The Agricultural Lease has an initial term of ten years and provides for the extension of the lease for additional periods thereafter. In addition, at Griffin's option, the Agricultural Lease may be terminated with respect to 100 acres of such land annually upon one year's prior notice. In December 1999, Griffin notified General Cigar of its intentions to terminate the Agricultural Lease in respect to 100 acres. This termination shall take effect in December 2000. In 1999 General Cigar made a total of $44,817 in rental payments to Griffin in respect of the Agricultural Lease.

     Also in 1997, Griffin, as lessor, and General Cigar Co., as lessee, entered into a lease for approximately 40,000 square feet of office space in the Griffin Center South office complex in Bloomfield, Connecticut (the "Commercial Lease"). The Commercial Lease has an initial term of ten years and provides for the extension of the lease for additional annual periods thereafter. In 1999 General Cigar made a total of $391,201 in rental payments to Griffin in respect of the Commercial Lease. In February 2000, General Cigar entered into a sublease whereby General Cigar will sublease approximately 35,000 square feet of the office space which has been leased under the Commercial Lease. This sublease is coterminous with the Commercial Lease.

     In 1997, Culbro entered into a Services Agreement (the "Services Agreement") with Griffin. Pursuant to the Services agreement, General Cigar provided Griffin, for a period of one year after the Reorganization, with certain administrative services, including internal audit, tax preparation, legal and transportation services. The Services Agreement was terminated as of July 1998 with respect to all services provided by General Cigar, except for certain transportation services, with respect to which the Services Agreement was amended and extended through June, 1999. In 1999, General Cigar accrued a receivable of $187,429 from Griffin under the Services Agreement.

     See Compensation Committee Interlocks and Insider Participation under Item 13 for certain other interests.

     The information given above with respect to the five-year business experience of each director, beneficial ownership of stock, interlocks and respective interests of persons in transactions to which the Company or any of its subsidiaries was a party (other than as appears from the records of the Company), is based upon statements furnished to the Company by its directors and officers.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     Messrs. Cullman are members of the Board of Bloomingdale Properties, Inc., of which Mr. Ernst, a member of the Company's Compensation Committee, is Chairman and President. Mr. Cullman is Chairman of the Compensation Committee of Centaur Communications Limited, of which Mr. Sherren is chief executive officer. Mr. Sherren is a member of the Company's Board but does not serve on its Compensation Committee.

     Mr. Ernst, a member of the Compensation Committee, is a director of Griffin. Mr. Cullman is Chairman of the Board of Griffin. Neither Mr. Cullman nor Mr. Ernst is an employee of Griffin.

     Mr. Solomon is Chairman of Peter J. Solomon Company Limited ("PJSC") which provides the Company with strategic and financial advisory services. In 1999, PJSC was paid an aggregate fee of $1,671,402 in connection with the sale of the Company's Mass Market business.

     Real estate management and advisory services have been provided to the Company by Bloomingdale Properties, Inc., with which members of the Cullman & Ernst Group (see "Security Ownership of Management and Principal Holders") are associated. A fee of approximately $173,500 was paid by the Company in 1999 for management of the Company's New York office building and for other real estate advisory services. Mr. Ernst is Chairman and President of Bloomingdale Properties, Inc.

     See also Interests in Certain Transactions under Item 12 for certain other interests.

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

          (c) See (a)(3) above.

          (d) See Index to Financial Statements and Additional Financial Data.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENERAL CIGAR HOLDINGS, INC.

Date: March 24, 2000               By   /S/ JOSEPH C. AIRD
                                        ----------------------------------------
                                        Joseph C. Aird
                                        Senior Vice President, Chief Financial
                                        Officer, Treasurer and Acting Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Annual Report has been signed by the following persons on behalf of the Company and in the capacities indicated as of March 24, 2000.


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


/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
February 1, 2000




                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (333-30659) of General Cigar Holdings, Inc. of our reports dated February 1, 2000 relating to the financial statements and the financial statement schedule, which appear in this Form 10-K/A.


/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
March 23, 2000

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