Form 10-Q
period 2000-02-26
GENERAL CIGAR HOLDINGS INC
filed 2000-04-11
CIK 1029456

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

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the 13 Weeks ended February 26, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of March 31, 2000, 13,602,541 shares of Class A common stock, par value $0.01 per share, and 13,436,859 shares of Class B common stock, par value $0.01 per share, were outstanding.

________________________________________________________________________________

================================================================================

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:

  Item 1.   FINANCIAL STATEMENTS (UNAUDITED):
  -------------------------------------------

      Condensed Consolidated Statement of Operations for the
        13 Weeks ended February 26, 2000 and February 27, 1999.......   Page 3

      Condensed Consolidated Balance Sheet as
        of February 26, 2000 and November 27, 1999...................   Page 4

      Condensed Consolidated Statement of Cash Flows for the
        13 Weeks ended February 26, 2000 and February 27, 1999.......   Page 5

      Condensed Consolidated Statement of Stockholders' Equity
        for the 13 Weeks ended February 26, 2000.....................   Page 6

      Notes to Consolidated Financial Statements.....................   Page 7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  -----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS....................     Page 11
            -----------------------------------

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
  -------------------------------------------------
            ABOUT MARKET RISK......................................     Page 13
            -----------------


PART II.  OTHER INFORMATION:

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................     Page 14
  ------------------------------------------


SIGNATURE..........................................................     Page 15


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

Item 1. Financial Statements
----------------------------

                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      (in thousands except per share data)
                                   (Unaudited)


                                                               13 WEEKS ENDED
                                                            --------------------
                                                            FEB. 26,    FEB. 27,
                                                                2000        1999
                                                            --------    --------
NET SALES.................................................   $32,791     $52,495
Cost of goods sold........................................    18,259      27,801
                                                              ------      ------

GROSS PROFIT..............................................    14,532      24,694
Selling, general and administrative expenses..............    12,898      17,693
                                                              ------      ------

OPERATING PROFIT..........................................     1,634       7,001
Gain on sale of marketable securities.....................     4,999          -
Nonoperating income.......................................       190         107
Interest income...........................................     3,073          53
Interest expense..........................................       344       1,152
                                                              ------      ------

Income before provision for income taxes..................     9,552       6,009
Provision for income taxes................................     3,058       2,043
                                                              ------      ------

NET INCOME................................................   $ 6,494     $ 3,966
                                                              ======      ======


Basic net income per share................................    $ 0.24      $ 0.15
                                                              ======      ======
Weighted average common shares outstanding................    26,827      26,456
                                                              ======      ======

Diluted net income per share..............................    $ 0.24      $ 0.15
                                                              ======      ======
Weighted average common shares
  and equivalents outstanding.............................    27,261      27,164
                                                              ======      ======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                  (dollars in thousands except per share data)
                                   (Unaudited)
                                                           ________    ________
                                                           FEB. 26,    NOV. 27,
                          ASSETS                               2000        1999
                                                           --------    --------
 CURRENT ASSETS:
   Cash and cash equivalents.............................  $125,511    $111,932
   Marketable securities.................................    17,055      12,751
   Receivables, less allowance of $819 (1999-$808).......    25,556      31,027
   Inventories...........................................   138,836     137,090
   Other current assets..................................    13,016      13,067
                                                           --------    --------
          TOTAL CURRENT ASSETS...........................   319,974     305,867
 Property and equipment, net.............................    59,911      60,185
 Intangible assets, net, principally
   trademarks and goodwill...............................    65,112      65,738
 Investments in marketable securities....................     6,190      12,603
 Other assets............................................     2,073         777
                                                           --------    --------
          TOTAL ASSETS...................................  $453,260    $445,170
                                                           ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities..............  $ 23,033    $ 26,957
   Long-term debt due within one year....................       220         253
   Income taxes..........................................     2,256         902
                                                           --------    --------
          TOTAL CURRENT LIABILITIES......................    25,509      28,112
 Long-term debt..........................................    10,269      10,259
 Accrued retirement benefits.............................    10,269      10,558
 Deferred income taxes...................................    15,474      14,832
 Other noncurrent liabilities............................    55,401      57,707
                                                           --------    --------
          TOTAL LIABILITIES..............................   116,922     121,468
                                                           --------    --------
 Minority interest in preferred stock of subsidiary......     3,300       3,300
                                                           --------    --------
 Commitments and Contingencies (Note 9)

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01-- authorized:
    20,000,000 shares; Issued: none......................        -           -

   Class B common stock, par value $0.01--authorized:
    25,000,000 shares;
      Issued: 13,458,720 shares at February 26, 2000;
      Issued: 13,566,044 shares at November 27, 1999.....       135         136

   Class A common stock, par value $0.01--authorized:
    50,000,000 shares;
      Issued: 14,814,380 shares at February 26, 2000;
      Issued: 14,222,801 shares at November 27, 1999.....       148         142

   Additional paid-in capital............................   168,847     166,407
   Accumulated other comprehensive income................     4,177         399
   Retained earnings.....................................   170,440     164,027
                                                           --------    --------
                                                            343,747     331,111
   Less:  Cost of Class A common stock held
            in treasury, 1,233,700 shares................   (10,709)    (10,709)
                                                           --------    --------
          TOTAL STOCKHOLDERS' EQUITY.....................   333,038     320,402
                                                           --------    --------
          TOTAL LIABILITIES, MINORITY INTEREST
             AND STOCKHOLDERS' EQUITY....................  $453,260    $445,170
                                                           ========    ========


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                               13 WEEKS ENDED
                                                            -------------------
                                                            FEB. 26,   FEB. 27,
                                                                2000       1999
                                                            --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income..............................................   $ 6,494    $ 3,966
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization..........................     1,967      2,444
   Gain on sale of marketable securities..................    (4,999)        -
  Changes in assets and liabilities:
   Decrease in accounts receivable........................     5,471     11,495
   Increase in inventories................................    (1,746)    (2,292)
   Decrease in accounts payable and accrued liabilities...    (4,601)   (14,603)
   Increase (decrease) in income taxes payable............     3,059     (1,151)
   Increase in deferred income taxes......................         4        208
   Other, net.............................................      (420)     2,164
                                                             -------    -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.............     5,229      2,231
                                                             -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Net proceeds from sale of marketable securities.........    12,647         -
  Payments of contingent purchase price for subsidiary....    (2,250)      (656)
  Additions to property and equipment.....................    (1,086)    (2,033)
                                                             -------    -------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...     9,311     (2,689)
                                                             -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowing on credit facility........................        -       3,000
  Transaction costs relating to proposed merger...........    (1,429)        -
  Purchase of treasury stock..............................        -      (2,406)
  Payments of debt........................................       (23)      (198)
  Proceeds from exercise of stock options.................       491         -
                                                             -------    -------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...      (961)       396
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents......    13,579        (62)
Cash and cash equivalents at beginning of period..........   111,932      3,985
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $125,511    $ 3,923
                                                             =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................   $   340    $ 1,123
  Income taxes............................................   $    60    $ 2,986


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)
                                   (Unaudited)



                                                                               Accumulated
                                   Class B             Class A                       Other                           Total
                                 Common Stock        Common Stock    Additional    Compre-                           Stock-
                              -----------------    ----------------     Paid-in    hensive   Retained   Treasury   holders'
                              Shares     Amount    Shares    Amount     Capital     Income   Earnings      Stock     Equity
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT
     NOVEMBER 27, 1999....... 13,566,044   $136  14,222,801    $142    $166,407       $399   $164,027  $(10,709)   $320,402

Comprehensive income:
 Net income..................         -      -           -       -           -          -       6,494        -        6,494
 Unrealized gains on
   marketable securities,
   net of taxes..............         -      -           -       -           -       3,778         -         -        3,778
                              ----------    ---  ----------     ---     -------      -----    -------    ------     -------
Total comprehensive income...         -      -           -       -           -       3,778      6,494        -       10,272

Exercise of stock options....         -      -      484,255       5         486         -          -         -          491
Exchange of shares...........   (107,324)    (1)    107,324       1          -          -          -         -           -
Tax benefit arising from
  exercise of employee
  stock options..............         -      -           -       -        1,954         -          -         -        1,954
Dividends on
     preferred stock.........         -      -           -       -           -          -         (81)       -          (81)
                              ----------    ---  ----------     ---     -------      -----    -------    ------     -------
BALANCE AT
     FEBRUARY 26, 2000....... 13,458,720   $135  14,814,380    $148    $168,847     $4,177   $170,440  $(10,709)   $333,038
                              ==========    ===  ==========     ===     =======      =====    =======    ======     =======


See Notes to Consolidated Financial Statements.

                          GENERAL CIGAR HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands except per share data)
                                   (Unaudited)



(1)  INTERIM FINANCIAL PRESENTATION

     The interim Condensed Consolidated Financial Statements are unaudited; however, they have been prepared in accordance with Rule 10-01 of Regulation S-X adopted by the Securities and Exchange Commission (the "Commission") and in the opinion of management reflect all adjustments (all of which are of a normal, recurring nature) which are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in stockholders' equity for the periods presented. Results of operations for the 13 weeks ended February 26, 2000 are not necessarily indicative of the results that may be expected for the entire year ending November 25, 2000.

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

     The accompanying Condensed Consolidated Financial Statements should be read in conjunction with: (i) the Company's audited 1999 financial statements included in Form 10-K and Form 10-K/A, as filed with the Commission on February 25, 2000 and March 24, 2000, respectively, (ii) the Notes to Consolidated Financial Statements appearing in those reports and (iii) the Company's Proxy Statement filed in connection with an Agreement and Plan of Merger, as filed with the Commission on April 10, 2000.

(2)  AGREEMENT AND PLAN OF MERGER

     On January 19, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Swedish Match AB ("Swedish Match") and Swedish Match's wholly owned subsidiary, SM Merger Corporation ("Merger Sub"). The Merger Agreement provides that upon satisfaction of certain conditions, Merger Sub will merge into the Company with the Company surviving the merger (the "Merger"). The Merger will result in Swedish Match owning a 64% interest in the Company. Pursuant to the Merger Agreement, each share of common stock of the Company owned by the public will be purchased for $15.25 per share in cash. The Cullman family has agreed to sell approximately one third of their holdings to Swedish Match for $15.00 per share in cash immediately prior to the Merger pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). The Cullman family, which has managed the Company since 1961, will hold the remaining 36% of the Company following the Merger and will continue to manage the Company. The Merger requires the approval of the Company's stockholders, including the vote of a majority of the Class A shares, other than those held by the Cullman family, voting separately as a class. The Cullman family has agreed pursuant to a voting agreement with Swedish Match (the "Voting Agreement") to vote all of their Class B shares in their capacities as stockholders in favor of the Merger and against any competing offer for a period of eighteen months in the event of a termination of the Merger Agreement. The Board of Directors of the Company unanimously approved the Merger based upon the unanimous recommendation of a special committee of independent directors. The Company has set May 8, 2000 as the date for its special meeting to vote on the Merger. Stockholders of record on April 7, 2000 of both Class A and Class B shares will be entitled to vote on the Merger.

     The aggregate cost of the transaction is approximately $330 million of which $170 million will be paid by Swedish Match to buy certain shares of the Cullman family at $15.00 per share and to provide part of the financing for the Company to buy public shares at $15.25 per share. The Company plans to finance the remaining $160 million of the transaction with a combination of existing cash and equivalents, marketable securities, and borrowings under a new credit facility which is currently being negotiated. Under the terms of the Merger Agreement, the Company is expected to borrow approximately $55 million to finance the transaction which is expected to close during the second quarter of 2000.

     The consolidated financial statements of the Company do not reflect the effect of the Merger Agreement.

(3)  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less. The cost of these investments approximates fair value. Cash and cash equivalents are placed with major international banks.

(4)  GAIN ON SALE OF MARKETABLE SECURITIES

     The Company has commenced the sale of its Russian bond portfolio to provide a portion of the funds necessary for the proposed Merger. During the first quarter of 2000, the Company sold certain of these bonds for net proceeds of $12.6 million and a gain of $5.0 million before taxes. The remaining $13.6 million of such bonds are included in current assets as securities available-for-sale at an estimated fair value of $17.1 million.

(5)  MARKETABLE SECURITIES

     At February 26, 2000, the Company has classified all marketable securities as available-for-sale. The cost, gross unrealized holding gains and fair value of the available-for-sale securities at February 26, 2000 were as follows:

                                                                Gross
                                                           Unrealized
                                                              Holding       Fair
                                                     Cost       Gains      Value
                                                  ------------------------------
        Classified as current assets:
           Russian bonds ......................   $13,602      $3,453    $17,055
                                                   ------       -----     ------
        Total .................................   $13,602      $3,453    $17,055
                                                   ======       =====     ======

        Classified as noncurrent assets:
           Russian equity funds ...............   $ 3,500      $2,690    $ 6,190
                                                   ------       -----     ------
        Total .................................   $ 3,500      $2,690    $ 6,190
                                                   ======       =====     ======

     Net unrealized gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity until realized.

(6)  SALE OF MASS-MARKET CIGAR BUSINESS

     On April 30, 1999, the Company sold its Mass-Market Cigar business to Swedish Match North America Inc. ("SMNA"), for $204.5 million in cash (the "Mass-Market Sale"). Net proceeds from the Mass-Market Sale were used to prepay certain debt and provide funds for operations and investments.

     Net sales and operating profit from the Mass-Market Cigar business, which are included in the accompanying financial statements, are as follows:

                                                             13 Weeks Ended
                                                           ------------------
                                                           Feb. 26,  Feb. 27,
                                                               2000      1999
                                                           --------  --------
        Net sales........................................   $    -    $18,385
        Operating profit.................................        -      2,235

     In connection with the Mass-Market Sale, the Company entered into a five year Supply Agreement with SMNA to supply tobacco for use in the Mass-Market Cigar operations. Under the Agreement, tobacco grown by General Cigar is sold at market value, and tobacco purchased from third parties subsequent to the date of the Supply Agreement is sold at the purchase price. During the 2000 first quarter, the Company recorded $0.4 million of interest income calculated on the average balance of tobacco in inventory maintained for SMNA.

(7)  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", adopted in 1998, using the following data:


                                                            13 Weeks Ended
                                                       -----------------------
                                                         Feb. 26,     Feb. 27,
                                                             2000         1999
                                                       ----------   ----------
        BASIC AND DILUTED EPS COMPUTATION:
        Net income...................................     $ 6,494      $ 3,966
        Less:  Preferred stock dividends.............         (81)          -
                                                       ----------   ----------
        Net income available to common stockholders..     $ 6,413      $ 3,966
                                                       ==========   ==========
        Weighted average number of
          common shares outstanding:
             Basic...................................  26,826,541   26,455,579
             Add: Effect of stock options............     434,445      708,636
                                                       ----------   ----------
             Diluted.................................  27,260,986   27,164,215
                                                       ==========   ==========


        BASIC NET INCOME PER SHARE....................     $ 0.24       $ 0.15
                                                            =====        =====
        DILUTED NET INCOME PER SHARE..................     $ 0.24       $ 0.15
                                                            =====        =====

     The calculation of weighted average common shares outstanding for the diluted calculation excludes the consideration of stock options for 565,535 shares in the 2000 first quarter and 1,067,662 shares in the 1999 first quarter, because the options' exercise prices were greater than the average market price of the common shares.

(8)  STOCK REPURCHASE PROGRAM

     During 1999, the Company repurchased 1,233,700 shares of Class A common stock for an aggregate of $10.7 million under its stock repurchase program. No shares were repurchased during the first quarter of 2000.

(9)  COMMITMENTS AND CONTINGENCIES

     The  Company   believes  that  the  outcome  of  currently   pending  legal
     proceedings will not, in the aggregate, have a material adverse effect on the Company's financial position, result of operations, and cash flows.

     As of February 26, 2000, the Company had firm commitments for capital expenditures of approximately $3.0 million principally for the establishment of a new consolidated distribution and service center. The Company also plans to complete purchases of approximately $34 million of tobacco over the next nine to twelve months, under earlier existing commitments.

(10) RECLASSIFICATIONS

     Certain amounts in the prior period's financial statements have been reclassified to conform to the current periods' presentation.

(11) INVENTORIES

     Inventories consist of:
                                                            Feb. 26,    Nov. 27,
                                                                2000        1999
                                                            --------    --------
        Raw materials and supplies........................  $110,687    $106,086
        Work-in-process...................................     6,241       6,617
        Finished goods....................................    21,908      24,387
                                                             -------     -------
                                                            $138,836    $137,090
                                                             =======     =======

(12) USE OF ESTIMATES

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

(13) NEW ACCOUNTING PRONOUNCEMENTS

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

(14) SUBSEQUENT EVENT -  NEW CREDIT FACILITY

     In March 2000, the Company signed a commitment letter with two banks for a five-year revolving credit facility in an amount not to exceed $85,000,000, including a $25,000,000 364-day revolving facility, which converts to a four-year term loan facility (the "Credit Facilities"). The proceeds of the Credit Facilities are intended to be used to provide a portion of the funds necessary for the proposed Merger, pay transaction costs, and for general corporate and working capital purposes of the Company. Upon the completion of the proposed Merger and under the terms of the Credit Facilities, the Company will terminate its existing credit agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

On January 19, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Swedish Match AB ("Swedish Match") and Swedish Match's wholly owned subsidiary, SM Merger Corporation ("Merger Sub"). The Merger Agreement provides that upon satisfaction of certain conditions, Merger Sub will merge into the Company with the Company surviving the merger (the "Merger"). The Merger will result in Swedish Match owning a 64% interest in the Company. Pursuant to the Merger Agreement, each share of common stock of the Company owned by the public will be purchased for $15.25 per share in cash. The Cullman family has agreed to sell approximately one third of their holdings to Swedish Match for $15.00 per share in cash immediately prior to the Merger pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). The
Cullman family, which has managed the Company since 1961, will hold the remaining 36% of the Company following the Merger and will continue to manage the Company. The Merger requires the approval of the Company's stockholders, including the vote of a majority of the Class A shares, other than those held by the Cullman family, voting separately as a class. The Cullman family has agreed pursuant to a voting agreement with Swedish Match (the "Voting Agreement") to vote all of their Class B shares in their capacities as stockholders in favor of the Merger and against any competing offer for a period of eighteen months in the event of a termination of the Merger Agreement. The Board of Directors of the Company unanimously approved the Merger based upon the unanimous recommendation of a special committee of independent directors. The Company has set May 8, 2000 as the date for its special meeting to vote on the Merger. Stockholders of record on April 7, 2000 of both Class A and Class B shares will be entitled to vote on the Merger.

The aggregate cost of the transaction is approximately $330 million of which $170 million will be paid by Swedish Match to buy certain shares of the Cullman family at $15.00 per share and to provide part of the financing for the Company to buy public shares at $15.25 per share. The Company plans to finance the remaining $160 million of the transaction with a combination of existing cash and equivalents, marketable securities, and borrowings under a new credit facility which is currently being negotiated. (See "Note 13: Subsequent Event - New Credit Facility" of the Notes to Consolidated Financial Statements). Under the terms of the Merger Agreement, the Company is expected to borrow approximately $55 million to finance the transaction which is expected to close during the second quarter of 2000. The consolidated financial statements of the Company do not reflect the effect of the Merger Agreement.

The Company has commenced the sale of its Russian bond portfolio to provide a portion of the funds necessary for the proposed Merger. During the first quarter of 2000, the Company sold certain of these bonds for net proceeds of $12.6 million and a gain of $5.0 million before taxes. The remaining $13.6 million of such bonds are included in current assets as securities available-for-sale at an estimated fair value of $17.1 million.

As of February 26, 2000, cash and cash equivalents of $125.5 million included in the accompanying condensed consolidated balance sheet included principally money market funds and time deposits with maturities of 90 days or less, yielding approximately 5% annually.

Net cash provided by operating activities was $5.2 million in the first quarter of 2000 ("2000 First Quarter") compared to net cash of $2.2 million in the first quarter of 1999 ("1999 First Quarter"). The increase in net cash provided by operating activities occurred largely as a result of changes in the balances of certain current assets and liabilities which more than offset the decrease in operating profit. Accounts payable and accrued liabilities decreased $4.6 million during the 2000 First Quarter principally as a result of lower purchases of raw tobacco. Inventory levels increased by $1.7 million principally due to tobacco purchases. The Company has curtailed its tobacco purchases and its commitments for future supplies. The Company has commitments for approximately $34 million of tobacco to be delivered to the Company, principally in 2000. The decrease in accounts receivable during the 2000 First Quarter was mainly the result of seasonal sales in the fourth quarter of 1999 and lower sales in the 2000 First Quarter. Income taxes payable increased by $3.1 million reflecting the provision for income taxes on the 2000 First Quarter.

Net cash provided by investing activities was $9.3 million in the 2000 First Quarter compared to net cash of $2.7 million used in the 1999 First Quarter. Investing activities in the 2000 First Quarter include net proceeds of $12.6 million from the sale of marketable securities, $2.3 million of contingent purchase price payment for the acquisition of General Cigar International, and $1.0 million of purchases of property and equipment. In the 1999 First Quarter, investing activities consisted of $0.7 million of contingent purchase price payment for the acquisition of General Cigar International and $2.0 million of purchases of property and equipment.

Net cash used in financing activities was $0.9 million in the 2000 First Quarter compared to net cash of $0.4 million provided in the 1999 First Quarter. The financing activities in the 2000 First Quarter included a $1.4 million payment of transaction costs relating to the proposed Merger and $0.5 million of proceeds from the exercise of employee stock options.

During the 1999 second quarter, the Company sold its Mass-Market Cigar business to Swedish Match North America Inc., for $204.5 million in cash (the "Mass-Market Sale"). Net proceeds from the Mass-Market Sale were used to prepay certain debt and provide funds for operations and investments.

Excluding the effects of unrealized gains and reclassification of the Russian bonds to securities available-for-sale, the Company's working capital increased to $287.7 million at February 26, 2000, from $277.8 million at November 27, 1999, principally due to proceeds from the sale of marketable securities.

In March 2000, the Company signed a commitment letter with two banks for a five-year revolving credit facility in an amount not to exceed $85,000,000, including a $25,000,000 364-day revolving facility, which converts to a four-year term loan facility (the "Credit Facilities"). The proceeds of the Credit Facilities are intended to be used to provide a portion of the funds necessary for the proposed Merger, pay transaction costs, and for general corporate and working capital purposes of the Company. Upon the completion of the proposed Merger and under the terms of the Credit Facilities, the Company will terminate its existing credit agreement.

Based on its current projections of cash flows and the anticipated credit facility, management believes the Company has adequate financial resources to meet its expected business requirements, including the funds necessary for the proposed Merger and transaction costs.

RESULTS OF OPERATIONS

13 Weeks Ended February 26, 2000 as Compared to 13 Weeks Ended February 27, 1999

Net sales decreased 37.5%, or $19.7 million, to $32.8 million in the 2000 First Quarter from $52.5 million in the 1999 First Quarter. The decrease in net sales was largely attributable to the effect of the Mass-Market Sale in 1999. Excluding the effect of the Mass-Market Sale in 1999, net sales decreased $1.3 million.

Gross profit decreased 41.2%, or $10.2 million, to $14.5 million in the 2000 First Quarter from $24.7 million in the 1999 First Quarter. Gross margin decreased to 44.3% in the 2000 First Quarter from 47.0% in the 1999 First Quarter. The decline in gross profit was largely the result of the Mass-Market Sale in 1999. Excluding the effect of the Mass-Market Sale in 1999, gross profit declined 17.0% from $17.5 million, or 51.3% of net sales, in the 1999 First Quarter. These decreases reflected principally the negative effects of certain manufacturing issues, and tobacco quality for which the supplier is expected to make partial restitution. Management believes that since these issues are non recurring, the lower gross margin for this quarter is not indicative of the gross margin that may be expected for the full year.

Selling, general and administrative expenses ("SG&A") decreased to $12.9 million in the 2000 First Quarter from $17.7 million in the 1999 First Quarter. As a percentage of net sales, SG&A expenses were 39.3% in the 2000 First Quarter as compared to 33.7% in the 1999 First Quarter. The reduction in SG&A expenses reflect primarily the effect of the Mass-Market Sale in 1999 and expense reduction initiatives undertaken during 1999. SG&A expenses in the 2000 First Quarter include $0.5 million charge from adoption of a supplemental executive benefit plan.

Operating profit decreased primarily as a result of the sale of the Mass-Market cigar business in 1999, and higher cost resulting from manufacturing issues and tobacco quality in the 2000 First Quarter.

In the 2000 First Quarter, the Company's results included a gain of $5.0 million from the sale of marketable securities.

Interest income in the 2000 First Quarter relates to earnings from investments in securities, with the proceeds from the Mass-Market Sale in 1999.

Interest expense decreased to $0.3 million in the 2000 First Quarter from $1.2 million in the 1999 First Quarter. The decrease reflects lower average borrowings during 2000 as a result of prepaying outstanding debt in 1999.

The provision for income taxes was $3.1 million in the 2000 First Quarter compared to $2.0 million in the 1999 First Quarter. The lower effective tax rate of 32.0% in the 2000 First Quarter compared to 34.0% in the 1999 First Quarter reflects an increase in earnings in lower tax jurisdictions.

YEAR 2000 COMPLIANCE

The Company has addressed the Year 2000 issue by both replacing and modifying its existing critical computer systems. In 1997, the Company began a company wide system replacement project with Oracle Corporation to install a new Enterprise Resource Planning ("ERP") system. The new Oracle ERP system provided significantly enhanced systems capabilities and addressed the Year 2000 issue. The new system and modifications to the Company's existing critical system was completed in November 1999. The Company also completed the work necessary to make its non-critical systems, including hardware, software and control systems Year 2000 compliant. No problems have been noted with internal Year 2000 compliance as of the filing date of this Form 10-Q.

In addition, the Company has been in contact with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company conducted an assessment of the Year 2000 readiness of its major customers and suppliers and no matters have come to the Company's attention, which could give rise to the need for remedial measures. The Company cannot currently predict the future effect of third parties' Year 2000 issues on its business. As of the filing date of this Form 10-Q there have been no indications of material matters which have or could impact the Company's business from third parties.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

Refer to Market Risk in the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended November 27, 1999.

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

      EXHIBIT
      NUMBER                      DESCRIPTION OF EXHIBIT
      --------------------------------------------------------------------------

      27        Financial Data Schedule for the 13 Weeks ended February 26, 2000
                  (for Commission use only)


(b)  REPORTS ON FORM 8-K

      On January 21, 2000, the Company filed a report on Form 8-K, reporting under Item 5 and 7(c), disclosing the announcement that the Company and Swedish Match AB had entered into an Agreement and Plan of Merger that will result in Swedish Match AB owning a 64% interest in the Company.

                          GENERAL CIGAR HOLDINGS, INC.


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GENERAL CIGAR HOLDINGS, INC.

Date:  April 11, 2000                     By: /s/ Joseph C. Aird
                                              ------------------
                                              Joseph C. Aird
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Acting Controller

                          GENERAL CIGAR HOLDINGS, INC.


                                  EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
--------------------------------------------------------------------------------

    27        Financial Data Schedule for the 13 Weeks ended February 26, 2000
                (for Commission use only)